Form 10-Q
period 1994-05-28
WYMAN GORDON CO
filed 1994-07-12
CIK 108703

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

{   }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended

                                     OR

{ X }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

for the transition period from January 1, 1994 to May 28, 1994

                        COMMISSION FILE NUMBER 0-3085

                            WYMAN-GORDON COMPANY
           (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                       04-1992780
(State or other jurisdiction           (I.R.S. Employer
 incorporation or organization)        Identification No.)


244 WORCESTER STREET, BOX 8001, NO. GRAFTON, MASSACHUSETTS 01536-8001
                (Address of principal executive offices)

Registrant's telephone number, including area code  508-839-4441

    Indicate by check mark whether the registrant (1) has
  filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the
  preceding 12 months (or for such shorter period that the
  registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past
  90 days.
                   Yes  X     No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class              Outstanding at May 28, 1994
  Common Stock, $1 Par Value       34,548,180

Part I.
Item 1.  FINANCIAL STATEMENTS

                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                              Two Months Ended    Five Months Ended
                              May 28,   May 29,   May 28,   May 29,
                               1994      1993      1994      1993
                              (000's omitted, except per share data)
Revenue                       $ 34,708  $39,128   $ 86,976  $102,043

Less:
  Cost of goods sold
    (Notes B, G and J)          41,434   36,864     93,737    93,897
  Selling, general and
    administrative expenses
    (Notes G and J)             10,671    3,361     16,494     8,723
  Restructuring charges
     (Notes F and G)            30,550        -     30,550         -
  Environmental charge
     (Note G)                    2,000        -      2,000         -
                                84,655   40,225    142,781   102,620

Loss from operations           (49,947)  (1,097)   (55,805)     (577)

Other (income) deductions:
  Interest expense (Note G)      2,623    1,527      5,021     4,650
  Miscellaneous, net               114      281        544       745
                                 2,737    1,808      5,565     5,395
Loss before cumulative
  effect of changes in
  accounting principles        (52,684)  (2,905)   (61,370)   (5,972)

Cumulative effect of changes
  in accounting principles           -        -          -    43,000

Net loss                      $(52,684) $(2,905)  $(61,370) $(48,972)

Loss per share before
  cumulative effect of
  changes in accounting
  principles                  $  (2.78) $  (.16)  $  (3.32) $   (.33)

Cumulative effect per share
  of changes in accounting
  principles                         -        -          -     (2.40)

Net loss per share            $  (2.78) $  (.16)  $  (3.32) $  (2.73)

Average shares outstanding      18,971   17,915     18,490    17,906

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                              May 28,   December 31,
                                               1994         1993
                                                (000's omitted)
ASSETS
  Cash and cash equivalents                  $ 42,179    $ 14,817
  Accounts receivable (Note I)                 56,458      51,287
  Inventories (Note B)                         81,939      42,388
  Prepaid expenses                             11,275      12,480
     Total current assets                     191,851     120,972

  Property, plant and equipment, at cost      363,100     325,419
  Less accumulated depreciation               229,612     227,075
     Net property, plant and equipment        133,488      98,344

  Intangible assets                            21,232      20,738
  Pension intangible                            6,527       8,368
  Deferred program costs (Note C)                   -      13,561
  Other assets                                 27,172      24,651
                                             $380,270    $286,634

LIABILITIES
  Current maturities of long-term debt       $     77    $     77
  Accounts payable                             48,642      23,095
  Other accrued liabilities                    12,889       2,559
  Accrued restructuring, integration,
   disposal and environmental (Note G)         23,875       4,556
     Total current liabilities                 85,483      30,287

  Restructuring, integration, disposal
   and environmental (Note G)                  25,735      14,515
  Long-term debt                               90,385      90,461
  Pension liability                            17,912      14,065
  Deferred income tax and other                36,424       7,613
  Postretirement benefits                      51,848      41,344

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                     -           -
  Common stock issued (Note E)
     1994 - 36,902,720 shares
     1993 - 20,402,720 shares                  36,903      20,403
  Capital in excess of par value               43,884      14,296
  Retained earnings                            33,253      96,008
                                              114,040     130,707
  Less treasury stock at cost
     1994 - 2,354,540 shares
     1993 - 2,399,917 shares                   41,557      42,358
                                               72,483      88,349
                                             $380,270    $286,634

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Five Months Ended
                                              May 28,     May 29,
                                               1994        1993
                                               (000's omitted)
Operating activities:
  Net loss                                   $(61,370)   $(48,972)

  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
       Depreciation and amortization            6,782       6,004
       Cumulative effect of changes in
         accounting principles                      -      43,000
       Restructuring & environmental charge    32,550           -
     Changes in assets and liabilities net
       of purchase price activity:
       Accounts receivable                      3,228       8,822
       Inventories                              4,215      (3,530)
       Prepaid expenses and other assets       (1,195)    (10,135)
       Accrued restructuring, disposal
         and environmental                     (1,352)     (2,781)
       Income and other taxes                     585         268
       Accounts payable and accrued
         liabilities                            6,429       1,685
       Deferred income taxes                    1,009         (58)
     Net cash provided (used) by operating
       activities                              (9,119)     (5,697)

Investing activities:
  Net cash acquired from Cameron accounts
    receivable factoring at acquisition        20,561           -
  Capital expenditures                         (2,404)     (4,382)
  Deferred program costs                       16,063        (367)
  Other, net                                    2,338         213
     Net cash provided (used) by investing
       activities                              36,558      (4,536)

Financing activities:
  Net payment of debt                             (77)    (70,077)
  Net proceeds from issuance of
   senior notes                                     -      84,878
     Net cash provided (used) by financing
       activities                                 (77)     14,801

Increase in cash                               27,362       4,568

Cash, beginning of year                        14,817           -

Cash, end of period                          $ 42,179    $  4,568

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               May 28, 1994

Note A - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at May 28, 1994 and its results of operations and cash flows for the five months ended May 28, 1994 and May 29, 1993. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its 1993 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1993 and December 31, 1992 and its results of operations and cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.

     On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year-end from one which ended on December 31 to one which ends on the Saturday nearest to May 31. Accordingly, the Company is filing this Form 10-Q for the five month transition period ended May 28, 1994.

     On May 26, 1994, the Company completed the acquisition of Cameron Forged Products Company ("Cameron") (see Note E ). The accompanying consolidated condensed financial statements include the accounts of Cameron. Cameron's operating results since the acquisition completion date are not material to the consolidated condensed statements of operations for the two and five month periods ended May 28, 1994.

Note B - Inventories

Inventories consisted of:

                               May 28, 1994   December 31, 1993
                                      (000's omitted)
     Raw material                $15,548          $ 9,486
     Work-in-process              65,014           34,476
     Supplies                      6,202            1,603
                                  86,764           45,565
     Less progress payments        4,825            3,177
                                 $81,939          $42,388

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note B - Inventories (Continued)

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $29,799,000 and $33,448,000 higher than reported at May 28, 1994 and December 31, 1993, respectively.

     LIFO inventory credits to cost of goods sold in the two months ended May 28, 1994 and May 29, 1993 were $2,615,000 and
$978,000, respectively.

     LIFO inventory credits to cost of goods sold in the five months ended May 28, 1994 and May 29, 1993 were $3,135,000 and
$2,946,000, respectively.

Note C - Deferred Program Costs

     On March 30, 1994, the Company received $16,060,000 as a cash payment for deferred program costs. Deferred program costs are primarily inventory, production, tooling, and other miscellaneous costs which are estimated to be recoverable over future sales. At March 30, 1994, the Company had a net investment in the related program of $13,563,000. The excess funds received amounting to $2,496,000 has been recorded as $832,000 and $1,664,000 of short-
term and long-term deferred revenue, respectively, which will be recognized over future production related to such program. The cash payment to the Company does not affect the Company's long standing status as a supplier partner under its Agreement with the customer.

Note D - Accounting Method Changes

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). This standard provides that the Company follow an accrual method of accounting, rather than on the as-incurred basis formerly used for benefits payable to employees when they leave the Company for reasons other than retirement. The adoption, including the cumulative effect, of FAS 112 in the first quarter of 1994 has not had a material affect on earnings or the financial position of the Company.

Note E - Acquisition of Cameron Forged Products

     On May 26, 1994, the Company completed the acquisition (the "Acquisition") of all of the outstanding stock of Cameron from Cooper Industries, Inc. ("Cooper"), pursuant to an Amended and Restated Stock Purchase Agreement, dated as of January 10, 1994 (the "Stock Purchase Agreement"), and an Investment Agreement, dated as of January 10, 1994 (the "Investment Agreement").

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note E - Acquisition of Cameron Forged Products (Continued)

     Pursuant to the Stock Purchase Agreement, the Company paid to Cooper a purchase price, which was determined through negotiations between the Company and Cooper, of (i) 16,500,000 shares of common stock, par value $1.00 per share (the "Shares"), of the Company and (ii) $5,000,000 in cash, payable as set forth below (the "Cash Purchase Price"), subject to a cash adjustment to be paid by either Cooper or the Company based upon changes in certain assets and liabilities of Cameron between September 26, 1993 and the closing of the Acquisition (the "Closing"). The Cash Purchase Price consisted of (i) $400,000 in cash obtained by the Company from its cash on hand and paid to Cooper at the Closing and (ii) a promissory note of the Company in the principal amount of $4,600,000 (the " Cameron Note"), payable in annual installments, beginning on June 30, 1997 and on each June 30 thereafter until paid in full, in an amount equal to the least of (A) $2,300,000, (B) 25% of the Company's Free Cash Flow (as defined in the Cameron Note) for the twelve-month period ending on the April 30 immediately preceding such June 30 or (C) the unpaid principal balance of the Cameron Note. The Cameron Note does not bear interest, except that it will bear interest from and after May 1, 1998 at a floating rate equal to the 90-day commercial paper rate for high grade unsecured notes sold through dealers by major corporations, as published by The Wall Street Journal, on that portion of the principal amount of the Note equal to the sum of all amounts of unpaid principal that would have been payable but for mandatory debt payments by the Company. As a result of the Acquisition, Cooper currently owns approximately 48% of the outstanding Shares.

     The Investment Agreement governs certain aspects of the relationship between the Company and Cooper. Under the Investment Agreement, Cooper has agreed to certain restrictions on its ability to vote its Shares and to acquire additional Shares and other voting securities of the Company. Cooper is entitled to two representatives on the Company's board of directors. However, Cooper has agreed that it will not acquire additional Company securities for so long as it owns 5% or more the Shares. Cooper has also agreed that, so long as it owns 5% or more of the Shares, it will vote its Shares on all matters submitted to a shareholder vote, at its option, either as recommended by the Company's board of directors or proportionately with the public shareholders. Certain other provisions will also apply. These restrictions on Cooper will expire on May 26, 2004, or earlier in certain events, such as if the Company's consolidated net worth declines by 35% or more following consummation of the acquisition or if the Company consummates a merger or similar transaction that results in a change of control of the Company, but not taking into account (A) any reduction in the Company's Consolidated Net Worth attributable to the Acquisition or the combination of Cameron

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note E - Acquisition of Cameron Forged Products (Continued)

with the Company's business during the first full fiscal year of the Company after the consummation of the Acquisition or (B) any adjustments as a result of any changes in generally accepted accounting principles or any other regulatory changes or requirements applicable to the Company or its financial statements or (C) any adjustment resulting from any unknown liability existing as of the time of the consummation of the Acquisition and relating to the business or assets of Cameron but not reflected on the balance sheet of Cameron or (D) any change in the translation component of shareholders' equity or (E) adjustments as a result of sales of the Company's accounts receivables pursuant to the Receivables Financing Program (see
Note I) so sold or (F) any adjustment resulting from a SFAS 109 valuation allowance recorded or reserved by the Company with respect to deferred tax assets that were included in or excluded from the Company's final APB No. 16 acquisition date balance sheet. Pursuant to the Stock Purchase Agreement, effective on May 26, 1994, the size of the Board of Directors of the Company was increased by two members. Two officers of Cooper were appointed to fill the vacancies created by such expansion.

     Cameron and its subsidiaries operate forging facilities in Houston, Texas and Livingston, Scotland, as well as a powder metal operation in Brighton, Michigan. The Company intends to integrate Cameron's operations with the forgings business of the Company (see Note F).

                                                (000's omitted)
Cost of acquisition:
  Issuance of 16,500 shares of common stock to
    Cooper, including direct costs of $3,050
    and $2,500 payable for price adjustment         $52,237
  Note payable to Cooper net of discount of
    $1,414 (included in other long-term
    liabilities on the balance sheet)                 3,186
  Cash paid to Cooper                                   400
                                                     55,823
  Estimated direct costs to the acquisition
    and integration of Cameron into the Company      12,157
                                                    $67,980
Allocation of cost of acquisition:
  Property, plant and equipment                     $59,788
  Less excess of fair value of net assets
    acquired over purchase price                     (4,324)
                                                     55,464
  Other assets acquired and liabilities assumed      12,516
                                                    $67,980

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note E - Acquisition of Cameron Forged Products (Continued)

     The allocation of the cost of the acquisition has been made on the basis of preliminary estimates of the fair market value of the individual assets and liabilities acquired.

     Unaudited Pro Forma Combined Financial Data of Wyman-Gordon
     Company with Cameron Forged Products Company


                         Five Months Ended      Year Ended
                           May 28, 1994      December 31, 1993
                         (000's omitted, except per share data)
Revenue                     $151,834            $389,295

Income (loss) before
cumulative effect of
changes in accounting
principles                  $(71,525)           $(39,271)

Net income (loss)           $(71,525)           $(82,271)

Income (loss) per share
before cumulative effect
of changes in accounting
principles                  $  (2.07)           $  (1.14)

Net income (loss) per share $  (2.07)           $  (2.38)

     The Pro Forma Combined Financial Data assumes that the acquisition had occurred on January 1, 1994 and January 1, 1993, respectively.

Note F - Synergies and Cameron Integration Plan

     The Cameron acquisition will unite two of the country's largest and most technically advanced forgings companies. The Company plans to achieve substantial operating and processing efficiencies through the consolidation of systems and facilities and the reduction of personnel performing duplicate functions. The Company expects to utilize more fully the available capacities of the combined companies' state-of-the-art facilities; to gain an attractive new pool of seasoned management and sales personnel; and to eliminate substantial overlapping expense from the restructured organization. The Company expects that these cost savings and improvements in efficiency will result from, among other things, the elimination of duplicative facilities (including the closing of a Cameron manufacturing facility in Houston, Texas), the reduction in employment levels,

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994



Note F - Synergies and Cameron Integration Plan (Continued)

the adoption of best manufacturing practices at their respective facilities, crossfertilization of technology, the complementary nature of their respective equipment and processes, economies of scale in raw materials purchasing and other manufacturing activities and a more complete integration of manufacturing systems.

     In order to achieve these potential cost savings, the Company will incur certain costs. Based on the Company's plans for the integration of Cameron into the Company, in May 1994, the Company recorded an integration restructuring charge totalling approximately $24,100,000. Such integration restructuring charge consists of cash costs of approximately $10,700,000 and non-cash charges of approximately $13,400,000. Cash costs include relocating machinery, equipment, tooling and dies of the Company as well as relocation and severance costs related to personnel of the Company. Non-cash charges include the write-down of certain assets of the Company, including portions of metal production facilities and certain forging, machining and testing equipment to net realizable value as a result of consolidating certain systems and facilities, idling certain machinery and equipment, and eliminating certain processes, departments and operations as a result of the Acquisition. Following is a summary of the integration restructuring charge:

                              Cash    Non-Cash      Total
                                    (000's omitted)
Movement of the Company's
  machinery and equipment
  and tooling dies          $ 4,800   $     -      $ 4,800
Relocation, severance and
  other costs related to
  personnel of the Company    5,900         -        5,900
Write-down of certain assets
  of the Company no longer
  intended to be used:
  Metal production facility       -     7,600        7,600
  Forging equipment               -     3,200        3,200
  Machining and testing
    equipment                     -     2,600        2,600
                            $10,700   $13,400      $24,100

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994




Note F - Synergies and Cameron Integration Plan (Continued)

     Included as part of the purchase price allocation, the Company has recorded the following cash costs related to the acquisition and integration of Cameron into the Company.

                             Current   Long-term   Total
                                    (000's omitted)
Integration costs:
  Cost of relocating Cameron's
    machinery and equipment
    and tooling dies          $1,000    $3,400    $ 4,400
  Severance of Cameron
    personnel                  3,600     1,300      4,900

Other costs:
  Environmental                    -       700        700
  Other                        1,457       700      2,157
                              $6,057    $6,100    $12,157


Note G - Significant charges

     The Company incurred certain significant charges during the period totalling $50,000,000. These charges, of which $28,500,000 are non-cash and $21,500,000 will require future cash outlays, include $24,100,000 for the planned costs of integrating the Company's forging operations with those of Cameron Forged Products Company (see Note E and F). In addition to the integration of operations, the charges include provisions for certain employee benefit related accruals, a change in accounting estimate, the closure of a casting facility, the write-down of certain inventories, the write-off of bank fees related to the refinancing of the Company's prior credit facility, environmental charges and certain other events which occurred during the period.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note G - Significant charges (Continued)

     A summary of the significant charges incurred by the Company during the five months ended May 28, 1994 is as follows:

                                    Cash     Non-Cash   Total
                                          (000's omitted)
Cameron integration costs (Note F) $10,700   $13,400   $24,100
Employee benefit-related accruals    1,100     2,300     3,400
Change in accounting estimate
  (Note J)                           5,600         -     5,600
Casting facility closure               500     4,700     5,200
Write-down of inventories                -     2,800     2,800
Write-off of bank fees                 200     1,000     1,200
Environmental                            -     2,000     2,000
Other                                3,400     2,300     5,700
     Total                         $21,500   $28,500   $50,000

     Following is a summary of the classification of such significant charges in the accompanying consolidated condensed statement of operations:

                                                 Amount
                                             (000's omitted)
Cost of goods sold                             $ 8,650
Selling, general and administrative expenses     7,600
Restructuring charges:
  Cameron integration restructuring             24,100
  Castings facility closure                      5,200
  Other                                          1,250
                                                30,550
Environmental charge                             2,000
Interest expense                                 1,200
                                               $50,000

Note H - 10 3/4% Senior Notes due 2003:  Supplemental Indentures

     Effective May 20, 1994 and May 27, 1994, the Company entered into Supplemental Indentures with the holders of its outstanding 10 3/4% Senior Notes due 2003 (the "Notes"). The Supplemental Indentures amend the Indenture, dated as of March 16, 1993, by and among the Company, the Subsidiary Guarantors and Trustee (the "Indenture") as discussed below.

     The Company's ability to incur additional indebtedness was amended to permit the Company to make the deferred payments to Cooper under the Cameron Note.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note H - 10 3/4% Senior Notes due 2003:  Supplemental Indentures
(Continued)

     The definition of restricted payments was amended to permit the Acquisition and the establishment of the Receivables Financing Program (see Note I), along with other amendments and enable the Company to hedge its interest rate, currency and raw materials risks and capitalize subsidiaries (including Wyman-Gordon Receivables Corporation, a special purpose wholly-owned subsidiary of the Company formed to carry out the Receivables Financing Program ("WGRC")).

     The definition of permitted liens was expanded to permit the pledge of collateral by Wyman-Gordon Limited (formerly CFPD, Ltd.) (the "U.K. Subsidiary") to a new U.K. lender.

     An exception for WGRC is made from the covenant which would otherwise require WGRC to guarantee the Notes. As a limited purpose financing subsidiary, WGRC would be unable to retain the necessary degree of financial independence from the general obligations of the Company if it were required to guarantee the Notes.

     Other amendments were made to various Indenture covenants to permit the Acquisition, the Receivables Financing Program and the U.K. Subsidiary financing.

     The U.K. Subsidiary entered into a financing agreement with a bank as of May 27, 1994 under which it pledged certain of its assets as security. Accordingly, under the terms of the Indenture, the U.K. Subsidiary was required to execute a guaranty of the Notes. Such guaranty was effected through a Second Supplemental Indenture and Guarantee dated as of May 27, 1994.

     The 10 3/4% Senior Notes are guaranteed on a joint and several basis by certain of the Company's subsidiaries. As a result, the Company has included the following summarized financial information for the subsidiary guarantors as a group as of May 28, 1994.

                           May 28, 1994      December 31, 1993
                                   (000's omitted)
Current assets                $44,942             $29,529
Non-current assets            $56,713             $37,945

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note I - Receivables Financing Program

     On May 20, 1994, the Company terminated its existing working capital financing arrangement under a Financing Agreement dated March 8, 1993 (the "Prior Working Capital Facility"). The Company replaced the Prior Working Capital Facility by entering into a revolving receivables-backed credit facility (the "Receivables Financing Program") effected through a Receivables Purchase and Sale Agreement dated as of May 20, 1994 among the Company, Wyman-Gordon Investment Castings, Inc. and Precision Founders, Inc. and WGRC (the "RPSA") and a Revolving Credit Agreement dated as of May 20, 1994 among WGRC, the financial institutions party thereto and the Issuing Bank Facility Agent and Collateral Agent (the "RCA"). It is anticipated that Cameron will become a part of the Receivables Financing Program approximately 90 days after the date of the Acquisition.
Pursuant to the RPSA, WGRC purchases the U.S. dollar-denominated trade receivables of the Company and certain subsidiaries on a daily basis, and WGRC acquires the purchased receivables from receivables collections or from borrowings under the RCA. Pursuant to the RCA, a syndicate of lenders makes revolving loans to WGRC and issues letters of credit to beneficiaries designated by WGRC, in each case secured by the receivables purchased by WGRC. Following is a brief summary of the terms of the Receivables Financing Program.

     The aggregate maximum borrowing capacity under the Receivables Financing Program is $65,000,000, with a letter of credit sub-limit of $35,000,000. Borrowings are subject to a formula which is dependent upon a number of reserves and adjustments relating to the accounts receivable purchased by WGRC. Borrowings under the Receivables Financing Program bear interest at either the Eurodollar Rate plus 0.625% or at an Alternative Base Rate which is a fluctuating rate per annum on any date equal to the higher of (i) the rate of interest most recently publicly announced by the Facility Agent as its "prime," "reference" or "base" rate and (ii) a rate of interest equal to the sum of (A) the Federal Funds Rate, plus (B) 0.50%. Fees for letters of credit are 0.625% per annum. Additionally, a fee of 0.40% per annum is charged for unused borrowing capacity. The term of the Receivables Financing Program is five years, with an evergreen feature.

     WGRC is organized as a bankruptcy-remote, limited purpose subsidiary of the Company. On May 20, 1994 and each day thereafter during the term of the Receivables Financing Program, WGRC purchases all of the U.S. dollar-denominated trade receivables of the Company, Company's castings operations and Cameron (collectively, the "Sellers"). The purchase price for the receivables will be paid by WGRC through collections on previously-purchased receivables, intercompany notes issued by WGRC or borrowings by WGRC under the revolving credit facility.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note I - Receivables Financing Program (Continued)

     The Receivables Financing Program is secured by a first
priority security interest in all receivables purchased by WGRC
from the Sellers.   The Receivables Financing Program is not
subject to financial or periodic maintenance covenants.

     WGRC is a separate corporate entity from Wyman-Gordon Company and its other subsidiaries, with its own separate creditors. WGRC's business is the purchase of accounts receivable from Wyman-Gordon Company and certain of its subsidiaries ("Sellers"), and neither WGRC on the one hand nor the Sellers (or subsidiaries or affiliates of the Sellers) on the other have agreed to pay or make their assets available to pay creditors of others. WGRC's creditors have a claim on its assets prior to those assets becoming available to any creditors of any of the Sellers.

Note J - Change in accounting estimate

     In 1994, the Company revised its workers' compensation expense estimate to include loss development trend analysis which was not previously available. This change in accounting estimate resulted in a $5,600,000 charge in May 1994.

Note K - Loss on long-term contracts and agreements

     In accordance with the Company's policy of recognizing losses on backlog and long-term pricing agreements, loss reserves of $19,000,000 are included in the accompanying May 28, 1994 balance sheet as follows:

                                     May 28,    December 31,
                                      1994         1993
                                        (000's omitted)
     Other short-term liabilities    $ 7,000      $     -
     Other long-term liabilities      12,000            -
          Total                      $19,000      $     -

     These loss reserves were assumed as part of the acquisition of Cameron on May 26, 1994.

Note L - Commitments and contingencies

     At May 28, 1994, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               May 28, 1994


Note L - Commitments and contingencies (Continued)

     As of May 28, 1994, the Company had contributed $4,100,000 in cash towards its share of the capital requirements of its Australian joint venture for the production of Nickel-based superalloy. The Company is committed to contribute an additional $3,400,000 to the joint venture. However, the joint venture has entered into a credit agreement with an Australian bank which the Company expects will provide sufficient liquidity to meet the joint venture's future cash requirements. The Company has guaranteed 25% of the joint venture's obligations under the credit agreement totalling $17,500,000. This guarantee expires at such time as the joint venture demonstrates its ability to produce commercially acceptable products.

Item 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND CHANGES IN FINANCIAL CONDITION


Results of Operations

     The principal markets served by the Company are commercial aerospace and defense equipment. Revenue by market for the respective periods were as follows (000's omitted):

                         Two Months Ended    Two Months Ended
                           May 28, 1994        May 29, 1993
                                   % of                % of
                         Amount    Total     Amount    Total
Commercial Aerospace     $18,322    53%      $21,912    56%
Defense equipment         14,919    43%       16,042    41%
Other                      1,467     4%        1,174     3%
                         $34,708   100%      $39,128   100%

                         Five Months Ended   Five Months Ended
                           May 28, 1994        May 29, 1993
                                   % of                % of
                         Amount    Total      Amount   Total
Commercial Aerospace     $48,942    56%      $ 55,103   54%
Defense equipment         33,928    39%        42,858   42%
Other                      4,106     5%         4,082    4%
                         $86,976   100%      $102,043  100%

Two Months Ended May 28, 1994 ("Two Months 1994") vs. Two Months
Ended May 29, 1993 ("Two Months 1993")

     Revenues for the Two Months 1994 decreased $4.4 million or 11.3% from the comparable period of 1993. This decline in revenues was primarily attributable to continued sluggishness in the aerospace industry. Also, $1.4 million was attributable to Wyman-Gordon Composites, Inc., which was sold by the Company during November 1993, are included in Two Months 1993 revenues.

     The Company's gross margins were a negative 19.4% in the Two Months 1994 as compared to 5.8% in the Two Months 1993. Primarily, the decline in gross margins is the result of several significant charges totalling $8.7 million recorded in the Two Months 1994 and are identified as: (1) a change in an accounting estimate for workers' compensation which resulted in a charge to cost of sales of $4.2 million or 12.1% as a percent of revenues,
(2) $.6 million charge or 2% as a percent of revenues recognized for futures contract hedging losses and (3) $3.9 million or

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Two Months Ended May 28, 1994 (Second Quarter 1994) vs. Two
Months Ended May 29, 1993 (Second Quarter 1993)(Continued)

11.2% of revenues for excess inventory. Additionally, customer invoked pricing pressures coupled with lower production volume continued to have a negative impact on margins. Gross margins benefitted from an inventory LIFO credit of $2.6 million in the Two Months 1994 as compared to $1.0 million in the same period of 1993. Excluding the benefit of the LIFO credit and significant charges, the Company's gross margins were (1.7%) and 3.3% in the Two Months 1994 and 1993, respectively.

     Selling, general and administrative expenses were $10.7 million or 30.8% as a percent of revenues in the Two Months 1994 as compared to $3.4 million or 8.6% as a percent of revenues in the same period of 1993. The increase in selling, general and administrative expenses is due to significant charges totalling $7.6 million recorded in the Two Months 1994 and are identified as follows: (1) $4.2 million of employee benefit related accruals including $1.4 million from changes in an accounting estimate for workers' compensation, (2) $2.9 million for resolution of contractual matters and (3) $.5 million of other significant charges. Excluding the effect of significant charges, the Company's selling, general and administrative expenses in the Two Months 1994 were $3.1 million or 8.8% as a percent of revenues as compared to $3.4 million or 8.6% as a percent of revenues in the same period of 1993.

     The Company recorded restructuring charges of $30.6 million during the Two Months 1994, no such charges were recognized during the corresponding period of 1993. These charges include $24.1 million of planned costs of integrating the Company's forgings operations with those of Cameron Forged Products Company ("Cameron") which the Company acquired on May 26, 1994. Restructuring charges of $5.2 million relate to the closure of a castings facility and $1.3 million in asset write-downs.

     The Company recorded a $2.0 million environmental charge which represents anticipated future environmental expenses related to the Company's Grafton, Massachusetts facility.

     Interest expense was $2.6 million in the Two Months 1994 as compared to $1.5 million for the same period of 1993. The increase in interest expense is mainly due to the write-off of $1.2 million of bank fees related to refinancing of the prior credit facility.

     Miscellaneous, net expense was $.1 million for the Two
Months 1994 as compared to $.3 million for the same period of 1993.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Five Months Ended May 28, 1994 ("Five Months 1994") vs. Five
Months Ended May 29, 1993 ("Five Months 1993")

     Revenues for the Five Months 1994 decreased $15.1 million (or 14.8%) from the comparable period of 1993. This decline in revenues was primarily attributable to continued sluggishness in the aerospace industry. Also, $4.6 million in Five Months 1993 revenues were from Wyman-Gordon Composites, Inc. which was sold by the Company during November 1993.

     The Company's gross margins were a negative 7.8% for Five Months 1994 as compared to 8.0% in the Five Months 1993. Customer invoked pricing pressures coupled with lower production volume continued to have a negative impact on margins. Additionally, gross margin was negatively affected by several significant charges totalling $8.7 million recorded in the Five Months 1994 and are identified as: (1) a change in accounting estimate for workers' compensation resulted in a charge to cost of sales of $4.2 million or 4.8% as a percent of revenues, (2) $.6 million charge or 1% as a percent of revenues recognized on futures contract hedging losses and (3) $3.9 million or 4.5% of revenues for excess inventory. Gross margins benefitted from an inventory LIFO credit of $3.1 million in the Five Months 1994 as compared to $2.9 million in the same period of 1993. Excluding the benefit of the LIFO credit and significant charges, the Company's gross margins were (1.4%) and 5.1% in the Five Months 1994 and 1993, respectively.

     Selling, general and administrative expenses were $16.5 million or 19.0% as a percent of revenues for the Five Months 1994 as compared to $8.7 million or 8.5% as a percent of revenues in the same period of 1993. The increase in selling, general and administrative expenses is due to significant charges totalling $7.6 million recorded in the Five Months 1994 and are identified as follows: (1) $4.2 million of employee benefit related accruals including $1.4 million from changes in an accounting estimate for workers' compensation, (2) $2.9 million for resolution of contractual matters and (3) $.5 million of other significant charges. Excluding the effect of significant charges, the Company's selling, general and administrative expenses for the Five Months 1994 were $8.9 million or 10.2% as a percent of revenues as compared to $8.7 million or 8.5% as a percent of revenues in the same period of 1993.

     The Company recorded restructuring charges of $30.6 million during the Five Months 1994, no such charges were recognized during the corresponding period of 1993. These charges include $24.1 million of planned costs of integrating the Company's forgings operations with those of Cameron Forged Products Company which the Company acquired on May 26, 1994. Restructuring charges of $5.2 million relate to the closure of a castings facility and $1.3 million to asset write-downs.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Five Months Ended May 28, 1994 (First Five Months of 1994) vs.
Five Months Ended May 29, 1993 (First Five Months of 1993)
(Continued)

     The Company recorded a $2.0 million environmental charge which represents anticipated future environmental expenses related to the Company's Grafton, Massachusetts facility.

     Interest expense was $5.0 million in the Five Months 1994 as compared to $4.7 million for the same period of 1993. Interest expense increased $0.8 million for the Five Months 1994 as compared to the same period of 1993 due to a higher interest rate and higher average debt during the Five Months 1994 as compared to the same period of 1993. Additionally, the Company wrote-off financing fees relating to credit facilities amounting to $1.2 million and $1.7 million in the Five Months 1994 and 1993, respectively.

     Miscellaneous, net expense was $.5 million for the Five
Months 1994 as compared to $0.7 million for the same period of 1993.

Liquidity and Capital Resources

     Cash used by operations of $9.1 million resulted primarily from a $22.0 million loss from operations before restructuring and environmental charges and depreciation and amortization, increases in non-working capital items of $1.6 million and expenditures of $1.4 million for restructuring, disposal and environmental offset by decreases in working capital items of $15.9 million.

     The Company from time to time expends cash on capital expenditures for more cost effective operations and joint development programs with the Company's customers. Capital expenditures amounted to $13.9 million, $11.2 million and $10.2 million in the years ended December 31, 1993, 1992 and 1991, respectively. Capital expenditures in the foreseeable future are not expected to vary materially from historical levels. As of May 28, 1994, the Company had contributed $4.1 million in cash towards its share of the capital requirements of its Australian joint venture for the production of nickel-based superalloy. The Company is committed to contribute an additional $3.4 million to the joint venture. However, the joint venture has entered into a credit agreement with an Australian bank which the Company expects will provide sufficient liquidity to meet the joint venture's future cash requirements. The Company has guaranteed 25% of the joint ventures's obligations under the credit agreement, this guarantee expires at such time as the joint venture demonstrates its ability to produce commercially acceptable products. In addition, the Company has committed to expend $5.7 million on a waste water treatment facility to comply with an administrative order, of which $1.8 million had been spent as of May 28, 1994.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Liquidity and Capital Resources (Continued)

     On March 30, 1994, the Company received $16.1 million as a cash payment for deferred program costs. Deferred program costs are primarily inventory, production, tooling, and other miscellaneous costs which are estimated to be recoverable over future sales. At March 30, 1994, the Company had a net investment in the related program of $13.6 million. The excess funds received, amounting to $2.5 million, has been recorded as $0.8 million and $1.7 million of short-term and long-term deferred revenue, respectively, which will be recognized over future production related to such programs. No revenue has been recognized to date. The cash payment to the Company does not affect the long standing status as a supplier partner under its Agreement with the customer.

     During 1994, the Company incurred significant charges totalling $50 million of which $21.5 million will require future cash outlays (see Note G). Additionally, the Company estimates $12.2 million in future cash outlays from direct costs associated with the acquisition and integration of Cameron Forged Products Company (see Note F). A summary of these items follows:

                                     Cash     Non-Cash   Total
                                             (Millions)
Significant Charges (Note G):
  Cameron Integration Costs (Note G):

  Movement of the Company's
    machinery and equipment
    and tooling dies                 $ 4.8    $   -      $ 4.8
  Relocation, severance and
    other costs related to
    personnel of the Company           5.9        -        5.9
  Write-down of certain assets
    of the Company no longer
    intended to be used:
    Metal production facility            -      7.6        7.6
    Forging equipment                    -      3.2        3.2
    Machining and testing equipment      -      2.6        2.6
    Subtotal Cameron Integration      10.7     13.4       24.1

  Employee benefit-related accruals    1.1      2.3        3.4
  Change in accounting estimate
    estimate (Note J)                  5.6        -        5.6
  Castings facility closure             .5      4.7        5.2
  Write-down of inventories              -      2.8        2.8
  Write-off of bank fees                .2      1.0        1.2
  Environmental                          -      2.0        2.0
  Other                                3.4      2.3        5.7
    Subtotal significant charges      21.5     28.5       50.0

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Liquidity and Capital Resources (Continued)

                                     Cash     Non-Cash   Total
                                             (Millions)
Cameron Acquisition Direct Costs (Note F):
  Integration costs:

  Cost of relocating Cameron's
    machinery and equipment
    and tooling dies                   4.4         -       4.4
  Severance of Cameron personnel       4.9         -       4.9

  Other Direct Costs:

  Environmental                         .7         -        .7
  Other                                2.2         -       2.2
  Subtotal Cameron Acquisition
    Direct Costs                      12.2         -      12.2
  Total significant charges and
    Cameron Acquisition Direct Costs $33.7     $28.5     $62.2

     As of May 28, 1994, of the total cash items of $39.2 million above, the Company expects to spend approximately $20.0 million in fiscal 1995 and $19.2 thereafter.

     The Company projects the potential cost savings that may be achieved by the Company and Cameron on a combined basis as a result of such measures to be approximately $25.0 million to $30.0 million annually following an initial period of consolidation. These projections are based upon a variety of estimates and assumptions which, though considered reasonable by the Company, might not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. The Company cautions that no assurances can be made as to the accuracy of these projections or as to the Company's ability to achieve the projected cost savings. While these projections represent the best judgment of the Company, such estimates and the circumstances and conditions affecting the Company and Cameron are likely to change substantially with the passage of time.

     As of May 28, 1994, the Company expects to spend $1.2 million in fiscal 1995 and $10.5 million thereafter on environmental activities. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Liquidity and Capital Resources (Continued)

     In connection with its 1991 restructuring, the Company expects to expend an additional $5.1 million over the next several years, including approximately $2.4 million in fiscal 1995 and $2.7 million thereafter. For 1994 and thereafter, these expenditures include consolidation and reconfiguration of existing facilities of $2.3 million in fiscal 1995 and $2.7 million thereafter, and severance costs of $0.1 million in fiscal 1995.

     The primary sources of liquidity available in 1995 to fund the Company's operations, anticipated expenditures in connection with the acquisition and integration of Cameron, its 1991 restructuring, planned capital expenditures and planned environmental expenditures include available cash ($42.2 million at May 28, 1994), borrowing capacity under the Company's $65.0 million Receivables Financing Program (see Note I), cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations and debt are expected to be the Company's primary sources of liquidity beyond 1995. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration of Cameron, capital and environmental expenditures.

Accounting and Tax Matters

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). This standard provides that the Company follow an accrual method of accounting, rather than on the as-incurred basis formerly used for benefits payable to employees when they leave the Company for reasons other than retirement. The adoption of FAS 112 in the first quarter of 1994 has not had a material affect on earnings or financial position of the Company.

Part II.

Item 2.  CHANGES IN SECURITIES

     10 3/4% Senior Notes Due 2003 Supplemental Indentures - see
Note H to the Financial Statements contained in Part I, Item 1.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 1994, the Company held a Special Meeting in lieu of the annual meeting of stockholders. The holders of approximately 87% of the 18,040,150 shares of common stock outstanding as of the record date were represented at the meeting either in person or by proxy. The following are the voting results from the meeting:

1. The stockholders approved the integrated proposal for the acquisition of Cameron Forged Products Company, a subsidiary of Cooper Industries, Inc. for 16,500,000 new shares of Wyman-Gordon Common Stock and $5 million in cash payable in installments, (see Note E to the Financial Statements contained in Part I, Item 1.) 12,688,157 votes in favor, 126,214 votes against, 91,321 abstentions and 2,828,328 broker non-votes.

2. The stockholders elected the following directors of the Company, each for a three year term expiring in 1997 and until his successor is elected and qualified:

                                              Votes
                               Votes         Withheld
     Director                 in Favor       Authority
     Robert G. Foster         15,624,306     109,714

     Judith S. King           15,633,516     100,504

     John C. Strauss          15,629,812     104,208

     Charles A. Zraket        15,630,661     103,359

3. The stockholders approved the selection of Ernst & Young, independent public accountants, as the Company's auditors for the year 1994, with 15,639,591 votes in favor, 33,024 votes against, 61,405 abstentions, and no broker non-votes.

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     On April 29, 1994, a current report on Form 8-K was filed to report the following:

     Item 5.  Other Events

          Pursuant to the Underwriting Agreement dated March 9,
     1993 between Wyman-Gordon Company (the "Company") and
     Donaldson, Lufkin & Jenrette Securities Corporation and

     Salomon Brothers Inc related to the sale by the Company of $90,000,000 of its 10 3/4% Senior Notes due 2003 (the "Senior Notes"), the Company agreed to make generally available to its securityholders an earnings statement covering a period of at least twelve months after the effective date of the Registration Statement pertaining to such sale of the Senior Notes which shall satisfy the provisions of Section 11(a) of the Securities Act of 1933 (the "Act") and Rule 158 under the Act.

          In accordance with Section 11(a) and Rule 158 of the Act, the Company included in this Form 8-K an unaudited
     Statement of Operations for the twelve months ended April 2, 1994.

     On June 9, 1994, a current report on Form 8-K was filed to report the following:

     Item 2.  Acquisition or Disposition of Assets

     *    The acquisition of Cameron Forged Products Company on
          May 26, 1994.


     Item 5.  Other Events

     *    10 3/4% Senior Notes Due 2003 Supplemental Indenture

     *    10 3/4% Senior Notes Due 2003 Second Supplemental
          Indenture

     *    Receivables Financing Program

     *    Employment Arrangements


     Item 7.  Financial Statements, Pro forma Financial
     Information and Exhibits

     (a)  Financial Statements of Businesses Acquired

          Financial statements of Cameron Forged Products Company for the periods specified in Rule 3-05(b) of Regulation S-X along with a report of Ernst & Young independent auditors thereon.

     (b)  Pro Forma Financial Statements

          Pro forma financial statements relating to the Cameron
     Forged Products acquisition pursuant to Article 11 of Regulation S-X.

     (c)  Exhibits

     The following exhibits were filed:

     Exhibit No.              Description
        1       Amended and Restated Stock Purchase Agreement,
                dated as of January 10, 1994, between the
                Company and Cooper.

        2       Investment Agreement, dated as of January 10,
                1994, between the Company and Cooper.

        3       Press release issued on by the Company on May
                26, 1994.

        4       Amendment dated May 26, 1994 to Investment
                Agreement dated as of January 10, 1994, between the Company and Cooper.

        5       10 3/4% Senior Notes due 2003 Supplemental
                Indenture dated May 19, 1994.

        6       10 3/4% Senior Notes due 2003 Second
                Supplemental Indenture and Guarantee dated May
                27, 1994.

        7       Revolving Credit Agreement dated as of May 20,
                1994 among Wyman-Gordon Receivables Corporation, the Financial Institutions Parties Hereto and
                Shawmut Bank N.A. as Issuing Bank, as Facility
                Agent and as Collateral Agent.

        8 Receivables Purchase and Sale Agreement dated as of May 20, 1994 among Wyman-Gordon Company,
                Wyman-Gordon Investment Castings, Inc. and
                Precision Founders Inc. as the Sellers, Wyman-
                Gordon Company as the Servicer and Wyman-Gordon
                Receivables Corporation as the Purchaser.

        9 Employment Agreement effective March 24, 1994 between Wyman-Gordon Company and David P.
                Gruber.

       10 Employment Agreement effective March 4, 1994 between Wyman-Gordon Company and J. Douglas
                Whelan.

       11       Performance Share Agreement under the Wyman-
                Gordon Company Long-Term Incentive Plan between the Company and David P. Gruber dated as of May
                24, 1994.

     Exhibit No.              Description

       12       Executive Severance Agreement between the
                Company and J. Douglas Whelan dated as of May 1,
                1994.

     Item 8.  Change in Fiscal Year

          On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year-end from one which ended on December 31 to one which ends on the Saturday nearest to May 31.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Wyman-Gordon Company




Date:   7/12/94          By:    /s/ Luis E. Leon
                                    Luis E. Leon
                              Vice President,
                              Chief Financial Officer and Treasurer




Date:   7/12/94          By:    /s/ Jeffrey B. Lavin
                                    Jeffrey B. Lavin
                              Assistant Corporate Controller