Form 10-Q/A
period 1994-05-28
WYMAN GORDON CO
filed 1994-07-19
CIK 108703

                                  FORM 10-Q/A

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

                               AMENDMENT NO. 1

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

     As of May 28, 1994, of the total cash items of $33.7 million above, the Company expects to spend approximately $20.0 million in fiscal 1995 and $13.7 million thereafter.

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

     As of May 28, 1994, the Company expects to spend $1.2 million in fiscal 1995 and $13.4 million thereafter on environmental activities. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.