Form 10-Q
period 1994-09-03
WYMAN GORDON CO
filed 1994-10-17
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 3, 1994

                                     OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          for the transition period from             to

                        COMMISSION FILE NUMBER 0-3085

                            WYMAN-GORDON COMPANY
           (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                       04-1992780
(State or other jurisdiction           (I.R.S. Employer
 incorporation or organization)        Identification No.)


244 WORCESTER STREET, BOX 8001, NO. GRAFTON, MASSACHUSETTS 01536-8001
 (Address of principal executive offices)                 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Outstanding at
        Class                    September 3, 1994
  Common Stock, $1 Par Value       34,719,136

Part I.
Item 1.  FINANCIAL STATEMENTS



                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                            Three Months Ended
                                        September 3,   August 28,
                                            1994          1993
                            (000's omitted, except per share data)
Revenue                                  $95,725        $58,452

Less:
  Cost of goods sold                      86,150         50,433
  Selling, general and
    administrative expenses                9,572          6,133
                                         $95,722        $56,566


Income from operations                         3          1,886

Other deductions:
  Interest on debt                         2,388          2,316
  Amortization of financing fees
    and other costs                          512            225
  Miscellaneous, net                         424            161
                                           3,324          2,702

Net loss                                 $(3,321)       $  (816)

Net loss per share                       $  (.10)       $  (.05)

Average shares outstanding                34,715         17,932












     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           September 3,   May 28,
                                               1994        1994
                                                (000's omitted)
ASSETS
  Cash and cash equivalents                  $ 22,145    $ 42,179
  Accounts receivable                          74,271      56,458
  Inventories                                  74,531      81,939
  Prepaid expenses                             12,488      11,275
     Total current assets                     183,435     191,851

  Property, plant and equipment, at cost      363,688     363,100
  Less accumulated depreciation               231,506     229,612
     Net property, plant and equipment        132,182     133,488

  Intangible assets                            20,256      21,232
  Pension intangible                            6,527       6,527
  Other assets                                 26,468      27,172
                                             $368,868    $380,270

LIABILITIES
  Current maturities of long-term debt       $     77    $     77
  Accounts payable                             40,802      45,134
  Other accrued liabilities                    17,007      16,252
  Accrued restructuring, integration,
   disposal and environmental                  21,638      23,875
     Total current liabilities                 79,524      85,338

  Restructuring, integration, disposal
   and environmental                           25,309      25,735
  Long-term debt                               90,385      90,385
  Pension liability                            17,922      17,912
  Deferred income tax and other                33,311      36,569
  Postretirement benefits                      52,497      51,848

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                     -           -
  Common stock issued
     September 3, 1994 - 37,052,720 shares
     May 28, 1994 - 36,902,720 shares          37,053      36,903
  Capital in excess of par value               44,070      43,884
  Retained earnings                            29,918      33,253
                                              111,041     114,040
  Less treasury stock at cost
     September 3, 1994  - 2,329,834 shares
     May 28, 1994 - 2,354,540 shares           41,121      41,557
                                               69,920      72,483
                                             $368,868    $380,270

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Three Months Ended
                                          September 3,  August 28,
                                              1994         1993
                                                (000's omitted)
Operating activities:
  Net loss                                 $ (3,321)    $   (816)

  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
       Depreciation and amortization          4,582        4,100
     Changes in assets and liabilities net
       of purchase price activity:
       Accounts receivable                      786       11,138
       Inventories                            7,408           79
       Prepaid expenses and other assets        790       (1,038)
       Accrued restructuring, disposal
         and environmental                   (2,662)      (3,584)
       Income and other taxes                   721         (321)
       Accounts payable and accrued
         liabilities                         (6,108)       1,187
     Net cash provided by operating
       activities                             2,196       10,745

Investing activities:
  Net cash paid to Cooper Industries for
    Cameron accounts receivable factoring
    at acquisition                          (18,599)           -
  Capital expenditures                       (4,503)      (3,624)
  Deferred program costs                          -        1,489
  Other, net                                    872           30
     Net cash used by investing
       activities                           (22,230)      (2,105)

Financing activities:
     Net cash provided (used) by financing
       activities                                 -            -

Increase (Decrease) in cash                 (20,034)       8,640

Cash, beginning of year                      42,179        4,568

Cash, end of period                        $ 22,145     $ 13,208



     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 3, 1994

Note A - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 3, 1994 and its results of operations and cash flows for the three months ended September 3, 1994 and August 28, 1993. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its December 31, 1993 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1993 and December 31, 1992 and its results of operations and cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.

     On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year-end from one which ended on December 31 to one which ends on the Saturday nearest to May 31. Accordingly, the Company filed a transition report on Form 10-Q for the five month transition period ended May 28, 1994.

     On May 26, 1994, the Company completed the acquisition of Cameron Forged Products Company ("Cameron") (see Note E ). The accompanying consolidated condensed income statement for the three months ended September 3, 1994, balance sheets as of September 3, 1994 and May 28, 1994 and statement of cash flows for the three months ended September 3, 1994 include the accounts of Cameron.

Note B - Inventories

Inventories consisted of:

                              September 3, 1994 May 28, 1994
                                      (000's omitted)
     Raw material                $19,236           $15,548
     Work-in-process              54,592            65,014
     Supplies                      5,272             6,202
                                  79,100            86,764
     Less progress payments        4,569             4,825
                                 $74,531           $81,939

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             September 3, 1994




Note B - Inventories (Continued)

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $28,737,000 and $29,799,000 higher than reported at September 3, 1994 and May 28, 1994, respectively.

     LIFO inventory credits to cost of goods sold in the three months ended September 3, 1994 and August 28, 1993 were
$1,122,000 and $1,972,000, respectively.


Note C - Cameron Integration Costs

     During 1994, the Company incurred charges of $24.1 million for the integration of Cameron of which $10.7 million was estimated to require cash outlays. Additionally, the Company estimated $12.2 million in cash outlays from direct costs associated with the acquisition and integration of Cameron. As of September 3, 1994, the activity charged against the reserves has been as anticipated and there have been no significant changes to the original estimates.


Note D - 10 3/4% Senior Notes due 2003:  Supplemental Indentures

     The 10 3/4% Senior Notes are guaranteed on a joint and several basis by certain of the Company's subsidiaries. As a result, the Company has included the following summarized financial information for the subsidiary guarantors as a group as of September 3, 1994 and May 28, 1994.

                           September 3, 1994   May 28, 1994
                                   (000's omitted)
Current assets                 $48,765            $45,650
Non-current assets             $60,276            $56,713


Note E - Loss on long-term contracts and agreements

     In accordance with the Company's policy of recognizing losses on backlog and long-term pricing agreements, loss reserves of $16,316,000 and $19,000,000 are included in the accompanying September 3, 1994 and May 28, 1994 balance sheet as follows:

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             September 3, 1994



Note E - Loss on long-term contracts and agreements (Continued)

                                   September 3,   May 28,
                                       1994        1994
                                        (000's omitted)
     Other short-term liabilities    $ 6,916      $ 7,000
     Other long-term liabilities       9,400       12,000
          Total                      $16,316      $19,000

     These loss reserves were assumed as part of the acquisition of Cameron on May 26, 1994.


Note F - Commitments and contingencies

     At September 3, 1994, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND CHANGES IN FINANCIAL CONDITION


Results of Operations

     The principal markets served by the Company are commercial aerospace and defense equipment. Revenue by market for the respective periods were as follows (000's omitted):

                         Three Months Ended  Three Months Ended
                         September 3, 1994     August 28, 1993
                                    % of                % of
                         Amount     Total    Amount     Total
Commercial Aerospace     $63,380     66%     $32,510     56%
Defense equipment         29,031     30%      24,256     41%
Other                      3,314      4%       1,686      3%
                         $95,725    100%     $58,452    100%

Three Months Ended September 3, 1994 vs. Three Months Ended
August 28, 1993

     Revenues for the three months ended September 3, 1994 increased $37.3 million or 63.8% from the comparable period of the prior year. This increase in revenues is attributable to the Company's acquisition of Cameron Forged Products Company from Cooper Industries during May 1994. Capacity limitations on the part of the Company's suppliers resulted in raw material shortages which had a negative impact on revenues during the first three months of fiscal 1995. Additionally, $2.4 million of revenues for the same period of the prior year were from Wyman-Gordon Composites, Inc. which was sold by the Company during November 1994.

     The Company's gross margins were 10.0% of sales for the first three months of fiscal 1995 as compared to 13.7% for the same period of the prior year. Customer invoked pricing pressures and lower production volumes resulting from raw material shortages had a negative impact on margins. Gross margins benefitted from an inventory LIFO credit of $1.1 million or 1.1% of revenues for the first three months of fiscal 1995 as compared to $2.0 million or 3.4% of revenues for the same period of the prior year. Excluding the benefit of the LIFO credit, the Company's gross margins were 8.8% for the first three months of fiscal 1995 as compared to 10.4% for the same period of the prior year.

     Selling, general and administrative expenses were $9.6 million or 10.0% of revenues in the first three months of fiscal 1995 as compared to $6.1 million or 10.5% of revenues for the same period of the prior year. The increase in selling, general and administrative expense is attributable to the Company's newly

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Three Months Ended September 3, 1994 vs. Three Months Ended
August 28, 1993 (Continued)

acquired operations in May 1994. However, selling, general and administrative expense as a percent of sales declined reflecting the integration of Cameron with Wyman-Gordon's Forging operations.

     Interest expense was $2.4 million for the first three months of fiscal 1995 as compared to $2.3 million for the same period of the prior year.

     Amortization of financing fees and other costs increased from $0.2 million during the first three months of the prior year to $0.5 million during the same period of fiscal 1995. Fiscal 1995 includes fees from the newly created receivables backed credit facility and bond fees.

     Miscellaneous, net expense was $0.4 million in the first three months of fiscal 1995 as compared to $0.2 million during the same period of the prior year.

Liquidity and Capital Resources

     The decrease in the Company's cash from $42.2 million to $22.1 million was namely the result of $18.6 million paid to Cooper Industries for Cameron accounts receivable factoring at acquisition. Cash provided by operations of $2.2 million resulted primarily from $1.3 million in income before depreciation and amortization.

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

     During 1994, the Company incurred for Cameron integration costs, charges of $24.1 million of which $10.7 million will require cash outlays. Additionally, the Company estimated $12.2 million in cash outlays from direct costs associated with the acquisition and integration of Cameron Forged Products Company. As of September 3, 1994, the activity against the reserves has been as anticipated and there have been no significant changes to the original estimates.

     The Company expects to spend $1.2 million in fiscal 1995 and $13.4 million thereafter on environmental activities. The
Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



     In connection with its 1991 restructuring, the Company expects to expend an additional $5.1 million over the next several years, including approximately $2.4 million in fiscal 1995 and $2.7 million thereafter. As of September 3, 1994, the activity against the reserves has been as anticipated and there have been no significant changes to the original estimates.

     The primary sources of liquidity available in Fiscal 1995 to fund the Company's operations, anticipated expenditures in connection with the acquisition and integration of Cameron, its 1991 restructuring, planned capital expenditures and planned environmental expenditures include available cash ($22.1 million at September 3, 1994), borrowing capacity under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations and debt are expected to be the Company's primary sources of liquidity beyond Fiscal 1995. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration of Cameron, capital and environmental expenditures.

Part II.

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     Exhibit No.              Description
         3      Articles of Organization as Amended May 24, 1994

        27      Financial Data Schedule for the Three Months
                Ended September 3, 1994

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:   10/17/94         By:    /s/ LUIS E. LEON
                                    Luis E. Leon
                           Vice President,
                           Chief Financial Officer and Treasurer




Date:   10/17/94         By:    /s/ JEFFREY B. LAVIN
                                    Jeffrey B. Lavin
                           Assistant Corporate Controller