Form 10-Q
period 1994-12-03
WYMAN GORDON CO
filed 1995-01-13
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 3, 1994

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Outstanding at
        Class                    December 3, 1994
  Common Stock, $1 Par Value       34,763,931

Part I.
Item 1.  FINANCIAL STATEMENTS



                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                            Three Months Ended   Six Months Ended
                            Dec. 3,   Nov. 27,  Dec. 3,   Nov. 27,
                             1994       1993     1994       1993
                            (000's omitted, except per share data)
Revenue                     $94,974   $56,233   $190,700  $114,685

Less:
  Cost of goods sold         85,105    53,014    171,255   103,447
  Selling, general and
    administrative expenses   9,101     7,151     18,674    13,284
  Disposition of production
    facilities                    -     2,366          -     2,366
                            $94,206   $62,531   $189,929  $119,097


Income (loss) from
  operations                    768    (6,298)       771    (4,412)

Other deductions:
  Interest on debt            2,309     2,096      4,696     4,412
  Amortization of financing
    fees and other costs        275       234        787       459
  Miscellaneous, net            205    (2,986)       631    (2,825)
                              2,789      (656)     6,114     2,046

Net loss                    $(2,021)  $(5,642)  $ (5,343) $ (6,458)

Net loss per share          $  (.06)  $  (.31)  $   (.15) $   (.36)

Average shares outstanding   34,750    17,954     34,734    17,942









     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           December 3,    May 28,
                                               1994        1994
                                                (000's omitted)
ASSETS
  Cash and cash equivalents                  $  9,272    $ 42,179
  Accounts receivable                          81,795      77,019
  Inventories                                  69,691      76,671
  Prepaid expenses                              7,647      11,275
     Total current assets                     168,405     207,144

  Property, plant and equipment, at cost      376,929     368,368
  Less accumulated depreciation               237,195     229,612
     Net property, plant and equipment        139,734     138,756

  Intangible assets                            20,080      21,232
  Pension intangible                            6,527       6,527
  Other assets                                 27,525      27,172
                                             $362,271    $400,831

LIABILITIES
  Current maturities of long-term debt       $     77    $     77
  Obligation to Cooper Industries                   -      20,561
  Accounts payable                             40,818      45,134
  Other accrued liabilities                    17,075      22,252
  Accrued restructuring, integration,
   disposal and environmental                  16,598      20,415
     Total current liabilities                 74,568     108,439

  Restructuring, integration, disposal
   and environmental                           28,324      29,945
  Long-term debt                               90,385      90,385
  Pension liability                            17,937      17,912
  Deferred income tax and other                29,789      29,819
  Postretirement benefits                      52,736      51,848

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                     -           -
  Common stock issued
     December 3, 1994 - 37,052,720 shares
     May 28, 1994 - 36,902,720 shares          37,053      36,903
  Capital in excess of par value               43,023      43,884
  Retained earnings                            28,852      33,253
                                              108,928     114,040
  Less treasury stock at cost
     December 3, 1994  - 2,288,789 shares
     May 28, 1994 - 2,354,540 shares           40,396      41,557
                                               68,532      72,483
                                             $362,271    $400,831

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six Months Ended
                                         December 3,   November 27,
                                             1994         1993
                                              (000's omitted)
Operating activities:
  Net loss                                $ (5,343)     $(6,458)

  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
       Depreciation and amortization         9,151        7,991
     Changes in assets and liabilities net
       of purchase price activity:
       Accounts receivable                  (4,776)      12,737
       Inventories                           6,980        7,472
       Prepaid expenses and other assets     3,275        1,537
       Accrued restructuring, disposal
         and environmental                  (5,437)      (5,093)
       Income and other taxes                  875         (248)
       Accounts payable and accrued
         liabilities                        (8,710)      (4,728)
     Net cash provided (used) by operating
       activities                           (3,985)      13,210

Investing activities:
  Capital expenditures                      (8,922)      (6,378)
  Deferred program costs                         -        1,418
  Other, net                                   561        2,070
     Net cash used by investing
       activities                           (8,361)      (2,890)

Financing activities:
  Net cash paid to Cooper Industries for
    Cameron accounts receivable factored
    at acquisition                         (21,807)           -
  Net cash received from Cameron accounts
    receivable factored at acquisition       1,246            -
     Net cash used by financing
       activities                          (20,561)           -

Increase (Decrease) in cash                (32,907)      10,320

Cash, beginning of year                     42,179        4,568

Cash, end of period                       $  9,272      $14,888



     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             December 3, 1994




Note A - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at December 3, 1994 and its results of operations for the three months and six months ended December 3, 1994 and November 27, 1993 and cash flows for the six months ended December 3, 1994 and November 27, 1993. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its December 31, 1993 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1993 and December 31, 1992 and its results of operations and cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.

     On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year-end from one which ended on December 31 to one which ends on the Saturday nearest to May 31. Accordingly, the Company filed a transition report on Form 10-Q for the five month transition period ended May 28, 1994.

     On May 26, 1994, the Company completed the acquisition of Cameron Forged Products Company ("Cameron"). The accompanying consolidated condensed statements of operations for the three months and six months ended December 3, 1994, balance sheets as of December 3, 1994 and May 28, 1994 and statement of cash flows for the six months ended December 3, 1994 include the accounts of Cameron.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             December 3, 1994



Note B - Inventories

Inventories consisted of:

                              December 3, 1994  May 28, 1994
                                      (000's omitted)
     Raw material                $23,237           $15,548
     Work-in-process              45,394            59,746
     Supplies                      6,057             6,202
                                  74,688            81,496
     Less progress payments        4,997             4,825
                                 $69,691           $76,671
</TABLE

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $27,786,000 and $29,799,000 higher than reported at December 3, 1994 and May
28, 1994, respectively.

     LIFO inventory credits to cost of goods sold in the three months ended December 3, 1994 and November 27, 1993 were $951,000 and $1,973,000, respectively.

     LIFO inventory credits to cost of goods sold in the six months ended December 3, 1994 and November 27, 1993 were
$2,013,000 and $3,946,000, respectively.



Note C - Cameron Integration Costs

     During the five month transition period ended May 28, 1994, the Company recorded charges of $24,100,000 for the integration of Cameron of which $10,700,000 was estimated to require cash outlays. Additionally, the Company estimated $12,200,000 in cash outlays from direct costs associated with the acquisition and integration of Cameron. As of December 3, 1994, the activity charged against the reserves has been as anticipated and there have been no significant changes to the original estimates.










                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             December 3, 1994



Note D - Loss on long-term contracts and agreements

     In accordance with the Company's policy of recognizing losses on backlog and long-term pricing agreements, loss reserves of $13,616,000 and $19,000,000 are included in the accompanying balance sheets at December 3, 1994 and May 28, 1994 as follows:

                                   December 3,    May 28,
                                       1994        1994
                                      (000's omitted)
     Other short-term liabilities    $ 4,194      $ 7,000
     Other long-term liabilities       9,422       12,000
          Total                      $13,616      $19,000

     These loss reserves were assumed as part of the acquisition of Cameron on May 26, 1994.


Note E - Commitments and contingencies

     At December 3, 1994, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND CHANGES IN FINANCIAL CONDITION


Results of Operations

     The principal markets served by the Company are commercial aerospace and defense equipment. Revenue by market for the respective periods were as follows (000's omitted):

                         Three Months Ended  Three Months Ended
                          December 3, 1994   November 27, 1993
                                    % of                % of
                         Amount     Total    Amount     Total
Commercial Aerospace     $61,521     65%     $28,679     51%
Defense equipment         28,794     30%      24,743     44%
Other                      4,659      5%       2,811      5%
                         $94,974    100%     $56,233    100%

                         Six Months Ended    Six Months Ended
                         December 3, 1994    November 27, 1993
                                    % of                % of
                         Amount     Total    Amount     Total
Commercial Aerospace     $124,901    65%     $ 59,636    52%
Defense equipment          57,825    30%       49,315    43%
Other                       7,974     5%        5,734     5%
                         $190,700   100%     $114,685   100%

Three Months Ended December 3, 1994 vs. Three Months Ended
November 27, 1993

     Revenues for the three months ended December 3, 1994 increased $38.7 million or 68.9% from the comparable period of the prior year. This increase in revenues is attributable to the Company's acquisition of Cameron Forged Products Company from Cooper Industries during May 1994. Capacity limitations on the part of the Company's suppliers resulting in raw material shortages, continued to have a negative impact on revenues during the second quarter of fiscal 1995. Additionally, $2.3 million of revenues for the same period of the prior year were from Wyman-Gordon Composites, Inc. which was sold by the Company during November 1993.

     The Company's gross margins were 10.4% of sales for the second quarter of fiscal 1995 as compared to 5.7% for the same period of the prior year. The improvement was mainly due to $1.7 million or 3.0% of sales of one-time charges which negatively

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)


Three Months Ended December 3, 1994 vs. Three Months Ended
November 27, 1993 (Continued)

impacted the second quarter of fiscal 1994. Lower production volumes resulting from raw material shortages had a negative impact on margins during the second quarter of fiscal 1995. Customer invoked pricing pressures had a negative impact on margins in both fiscal 1995 and fiscal 1994. However, margins improved in the second quarter of fiscal 1995 as compared to the same period of the prior year resulting from improvements to operations and realization of synergy benefits associated with the integration of Cameron. Gross margins benefitted from an inventory LIFO credit of $1.0 million or 1.0% of revenues for the second quarter of fiscal 1995 as compared to $2.0 million or 3.5% of revenues for the same period of the prior year. Excluding the benefit of the LIFO credit, the Company's gross margins were 9.4% for the second quarter of fiscal 1995 as compared to 2.2% for the same period of the prior year.

     Selling, general and administrative expenses were $9.1 million or 9.6% of revenues in the second quarter of fiscal 1995 as compared to $7.1 million or 12.7% of revenues for the same period of the prior year. The increase in selling, general and administrative expense is attributable to the Company's newly acquired operations in May 1994. However, selling, general and administrative expense as a percent of sales declined reflecting the realization of certain savings associated with the integration of Cameron with Wyman-Gordon's Forging operations and lower costs associated with Company-owned Life Insurance policies.

     In November 1993, the Company sold substantially all of the net assets and business operations of its Wyman-Gordon
Composites, Inc. operations. The Company recorded a non-cash charge on the sale in fiscal 1994 of $2.4 million.

     Interest expense was $2.3 million for the second quarter of fiscal 1995 as compared to $2.1 million for the same period of the prior year.

     Amortization of financing fees and other costs increased from $0.2 million during the second quarter of the prior fiscal year to $0.3 million during the same period of fiscal 1995. Fiscal 1995 includes fees from the newly created receivables backed credit facility and bond fees.

     Miscellaneous, net expense was $0.2 million in the second quarter of fiscal 1995 as compared to miscellaneous, net income of $3.0 million during the same period of the prior year. The income recognized in the second quarter of fiscal 1994 resulted from a $3.3 million gain on the sale of marketable securities.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Six Months Ended December 3, 1994 vs. Six Months Ended
November 27, 1993

     Revenues for the six months ended December 3, 1994 increased $76.0 million or 66.3% from the comparable period of the prior year. This increase in revenues is attributable to the Company's acquisition of Cameron Forged Products Company from Cooper Industries during May 1994. Capacity limitations on the part of the Company's suppliers resulting in raw material shortages, had a negative impact on revenues during the first six months of fiscal 1995. Additionally, $4.7 million of revenues for the same period of the prior year were from Wyman-Gordon Composites, Inc. which was sold by the Company during November 1993.

     The Company's gross margins were 10.2% of sales for the first six months of fiscal 1995 as compared to 9.8% for the same period of the prior year. Lower production volumes resulting from raw material shortages had a negative impact on margins during fiscal 1995. Customer invoked pricing pressures had a negative impact on margins during both fiscal 1995 and fiscal 1994. However, margins improved during the first six months of fiscal 1995 as compared to the same period of the prior year due to improvements to operations and realization of certain synergy benefits associated with the integration of Cameron. Gross margins benefitted from an inventory LIFO credit of $2.0 million or 1.1% of revenues for the first six months of fiscal 1995 as compared to $3.9 million or 3.4% of revenues for the same period of the prior year. Excluding the benefit of the LIFO credit, the Company's gross margins were 9.1% for the first six months of fiscal 1995 as compared to 6.4% for the same period of the prior year.

     Selling, general and administrative expenses were $18.7 million or 9.8% of revenues in the first six months of fiscal 1995 as compared to $13.3 million or 11.6% of revenues for the same period of the prior year. The increase in selling, general and administrative expense is attributable to the Company's newly acquired operations in May 1994. However, selling, general and administrative expense as a percent of sales declined reflecting the integration of Cameron with Wyman-Gordon's Forging operations and lower costs associated with Company-owned Life Insurance policies.

     In November 1993, the Company sold substantially all of the net assets and business operations of its Wyman-Gordon
Composites, Inc. operations. The Company recorded a non-cash charge on the sale in 1993 of $2.4 million.

     Interest expense was $4.7 million for the first six months of fiscal 1995 as compared to $4.4 million for the same period of the prior year.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Six Months Ended December 3, 1994 vs. Six Months Ended
November 27, 1993 (Continued)

     Amortization of financing fees and other costs increased from $0.5 million during the first six months of the prior fiscal year to $0.8 million during the same period of fiscal 1995. Fiscal 1995 includes fees from the newly created receivables backed credit facility and bond fees.

     Miscellaneous, net expense was $0.6 million in the first six months of fiscal 1995 as compared to miscellaneous, net income of $2.8 million during the same period of the prior year. The income recognized in the first six months of fiscal 1994 was from a $3.3 million gain on the sale of marketable securities.


Liquidity and Capital Resources

     The decrease in the Company's cash from $42.2 million to $9.3 million was primarily the result of $20.6 million paid to Cooper Industries for Cameron accounts receivable factored at acquisition. Cash used by operations of $4.0 million resulted from increases in working capital items of $7.9 million offset by depreciation and amortization of $9.2 million, and the $5.3 million net loss.

     The Company from time to time expends cash on capital expenditures for environmental compliance, more cost effective operations and joint development programs with the Company's customers. Capital expenditures amounted to $13.9 million, $11.2 million and $10.2 million in the years ended December 31, 1993, 1992 and 1991, respectively. Capital expenditures in the foreseeable future are not expected to vary materially from historical levels.

     During the five month transition period ended May 28, 1994, the Company recognized costs to be incurred for the integration of Cameron totalling $24.1 million of which, $10.7 million will require cash outlays. Additionally, the Company estimated $12.2 million in cash outlays from direct costs associated with the acquisition and integration of Cameron Forged Products Company. As of December 3, 1994, the activity against the reserves has been as anticipated and there have been no significant changes to the original estimates.

     The Company expects to spend $1.0 million in the remainder of fiscal 1995 and $13.4 million thereafter on environmental activities. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Liquidity and Capital Resources (Continued)

     In connection with its 1991 restructuring, the Company expects to spend approximately $1.8 million in the remainder of fiscal 1995 and $2.7 million thereafter. As of December 3, 1994, the activity against the reserves has been as anticipated and there have been no significant changes to the original estimates.

     The primary sources of liquidity available in fiscal 1995 to fund the Company's operations, anticipated expenditures in connection with the integration of Cameron, its 1991 restructuring, planned capital expenditures and planned environmental expenditures include available cash ($9.3 million at December 3, 1994), borrowing capacity under the Company's receivables financing program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations and borrowing capacity under the Company's receivables financing program are expected to be the Company's primary sources of liquidity beyond fiscal 1995. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration of Cameron and capital and environmental expenditures.

Part II.

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:


     Exhibit No.              Description

        27      Financial Data Schedule for the Six Months Ended
                December 3, 1994


(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:   1/13/95          By:    /s/ DAVID P. GRUBER
                                    David P. Gruber
                           President and
                           Chief Executive Officer




Date:   1/13/95          By:    /s/ JEFFREY B. LAVIN
                                    Jeffrey B. Lavin
                           Assistant Corporate Controller