Form 10-Q
period 1995-03-04
WYMAN GORDON CO
filed 1995-04-12
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 4, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Outstanding at
        Class                    March 4, 1995
  Common Stock, $1 Par Value      34,875,157

Part I.
Item 1.  FINANCIAL STATEMENTS



                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                            Three Months Ended   Nine Months Ended
                            Mar. 4,   Feb. 26,  Mar. 4,   Feb. 26,
                             1995       1994     1995       1994
                            (000's omitted, except per share data)
Revenue                     $96,238   $ 50,896  $286,937  $165,581

Less:
  Cost of goods sold         83,623     50,375   254,878   154,992
  Selling, general and
    administrative expenses   8,994      8,881    27,668    20,995
  Disposition of production
    facilities                    -         87         -     2,453
                            $92,617   $ 59,343  $282,546  $178,440


Income (loss) from
  operations                  3,620     (8,447)    4,391   (12,859)

Other deductions:
  Interest on debt            2,342      2,356     7,038     6,768
  Amortization of financing
    fees and other costs        356        203     1,143       662
  Miscellaneous, net            366        276       997    (2,549)
                              3,064      2,835     9,178     4,881

Net income (loss)           $   556   $(11,282) $ (4,787) $(17,740)

Net income (loss) per share $   .02   $   (.63) $   (.14) $   (.99)

Average shares outstanding   34,832     17,998    34,770    17,962









     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                          March 4,      May 28,
                                            1995         1994
                                             (000's omitted)
ASSETS
  Cash and cash equivalents               $ 10,276     $ 42,179
  Accounts receivable                       81,505       77,019
  Inventories                               65,034       65,737
  Prepaid expenses                           9,125       15,191
     Total current assets                  165,941      200,126

  Property, plant and equipment, at cost   386,599      375,386
  Less accumulated depreciation            237,713      229,612
     Net property, plant and equipment     148,886      145,774

  Intangible assets                         19,904       21,232
  Pension intangible                         6,527        6,527
  Other assets                              24,578       27,172
                                          $365,835     $400,831

LIABILITIES
  Short-term borrowings                   $  3,703     $      -
  Current maturities of long-term debt          77           77
  Obligation to Cooper Industries                -       20,561
  Accounts payable                          46,035       45,134
  Other accrued liabilities                 12,400       22,252
  Accrued restructuring, integration,
   disposal and environmental               14,249       20,415
     Total current liabilities              76,464      108,439

  Restructuring, integration, disposal
   and environmental                        27,496       29,945
  Long-term debt                            90,385       90,385
  Pension liability                         17,966       17,912
  Deferred income tax and other             29,732       29,819
  Postretirement benefits                   53,007       51,848

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                  -            -
  Common stock issued
     March 4, 1995 - 37,052,720 shares
     May 28, 1994 - 36,902,720 shares       37,053       36,903
  Capital in excess of par value            41,644       43,884
  Retained earnings                         30,521       33,253
                                           109,218      114,040
  Less treasury stock at cost
     March 4, 1995 - 2,177,563 shares
     May 28, 1994 - 2,354,540 shares        38,433       41,557
                                            70,785       72,483
                                          $365,835     $400,831

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended
                                             March 4,  February 26,
                                               1995       1994
                                                (000's omitted)
Operating activities:
  Net loss                                   $ (4,787)  $(17,740)

  Adjustments to reconcile net loss to net
   cash provided By operating activities:
       Depreciation and amortization           13,872     11,649
       Loss on sale of production facility          -      2,453
     Changes in assets and liabilities net
       of purchase price activity:
       Accounts receivable                     (4,486)    11,621
       Inventories                                703     10,496
       Prepaid expenses and other assets        8,661      3,212
       Accrued restructuring, disposal
         and environmental                     (3,996)    (7,762)
       Income and other taxes                     702       (385)
       Accounts payable and accrued
         liabilities                           (7,781)       162
     Net cash provided by operating
       activities                               2,888     13,706

Investing activities:
  Capital expenditures                        (15,512)   (10,176)
  Payment of amounts provided in connection
    with the integration of Cameron            (4,618)         -
  Proceeds from disposals                       1,289      4,345
  Deferred program costs                            -        344
  Other, net                                      909      3,562
     Net cash used by investing
       activities                             (17,932)    (1,925)

Financing activities:
  Net cash paid for Cameron accounts
    receivable factored at acquisition        (21,807)         -
  Net cash received from Cameron accounts
    receivable factored at acquisition          1,246          -
  Increase in short-term borrowings             3,703          -
     Net cash used by financing
       activities                             (16,858)         -

Increase (Decrease) in cash                   (31,903)    11,781

Cash, beginning of year                        42,179      4,568

Cash, end of period                          $ 10,276   $ 16,349

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 4, 1995




Note A - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 4, 1995 and its results of operations for the three months and nine months ended March 4, 1995 and February 26, 1994 and cash flows for the nine months ended March 4, 1995 and February 26, 1994. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its December 31, 1993 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1993 and 1992 and its results of operations and cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.

     On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year-end from one which ended on December 31 to one which ends on the Saturday nearest to May 31. Accordingly, the Company filed a transition report on Form 10-Q for the five month transition period ended May 28, 1994.

     On May 26, 1994, the Company completed the acquisition of Cameron Forged Products Company ("Cameron"). The accompanying consolidated condensed statements of operations for the three months and nine months ended March 4, 1995, balance sheets as of March 4, 1995 and May 28, 1994 and statement of cash flows for the nine months ended March 4, 1995 include the accounts of Cameron.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               March 4, 1995



Note B - Inventories

Inventories consisted of:

                               March 4, 1995    May 28, 1994
                                      (000's omitted)
     Raw material                $24,735           $13,706
     Work-in-process              43,142            54,570
     Supplies                      2,632             2,286
                                  70,509            70,562
     Less progress payments        5,475             4,825
                                 $65,034           $65,737
</TABLE

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $24,965,000 and $27,758,000 higher than reported at March 4, 1995 and May 28, 1994, respectively.

     LIFO inventory credits to cost of goods sold in the three months ended March 4, 1995 and February 26, 1994 were $780,000 and $1,556,000, respectively.

     LIFO inventory credits to cost of goods sold in the nine months ended March 4, 1995 and February 26, 1994 were $2,793,000 and $5,500,000, respectively.



Note C - Cameron Integration Costs

     During the five month transition period ended May 28, 1994, the Company recorded charges of $24,100,000 for the integration of Cameron of which $10,700,000 was estimated to require cash outlays. Additionally, the Company estimated $12,200,000 in cash outlays from direct costs associated with the acquisition and integration of Cameron. As of March 4, 1995, the activity charged against the reserves has been as anticipated and there have been no significant changes to the original estimates.










                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               March 4, 1995





Note D - Loss on long-term contracts and agreements

     In accordance with the Company's policy of recognizing losses on backlog and long-term pricing agreements, loss reserves of $11,467,000 and $19,000,000 are included in the accompanying balance sheets at March 4, 1995 and May 28, 1994. These loss reserves were assumed as part of the acquisition of Cameron on May 26, 1994


Note E - Commitments and contingencies

     At March 4, 1995, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.
































Item 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND CHANGES IN FINANCIAL CONDITION

Results of Operations

     The principal markets served by the Company are commercial transportation, defense equipment and power generation. Revenue by market for the respective periods were as follows (000's omitted):

                          Three Months Ended  Three Months Ended
                             March 4, 1995    February 26, 1994
                                    % of                % of
                          Amount    Total     Amount    Total
Commercial transportation $56,042    58%      $29,011    57%
Defense equipment          26,152    28%       17,305    34%
Power generation            9,780    10%        3,054     6%
Other                       4,264     4%        1,526     3%
                          $96,238   100%      $50,896   100%

                          Nine Months Ended   Nine Months Ended
                            March 4, 1995     February 26, 1994
                                    % of                % of
                          Amount    Total     Amount    Total
Commercial transportation $162,119   56%      $ 91,070   55%
Defense equipment           81,559   28%        57,953   35%
Power generation            32,159   11%        13,247    8%
Other                       11,100    5%         3,311    2%
                          $286,937  100%      $165,581  100%

Three Months Ended March 4, 1995 vs. Three Months Ended
February 26, 1994

     Revenues for the three months ended March 4, 1995 increased $45.3 million or 89.1% from the comparable period of the prior year. This increase in revenues is attributable to the Company's acquisition of Cameron Forged Products Company from Cooper Industries during May 1994. Capacity limitations on the part of the Company's suppliers which have resulted in raw material shortages throughout fiscal 1995, improved during the third quarter of fiscal 1995 but still continue to have a negative impact on revenues.

     The Company's gross margins were 13.1% of sales for the third quarter of fiscal 1995 as compared to 1.0% for the same period of the prior year. Also, customer invoked pricing pressures had a negative impact on margins in both fiscal 1995 and fiscal 1994. However, margins improved in the third quarter of fiscal 1995 as compared to the same period of the prior year resulting from improvements to operations and realization of

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Three Months Ended March 4, 1995 vs. Three Months Ended
February 26, 1994 (Continued)

synergy benefits associated with the integration of Cameron with Wyman-Gordon's forging operations. Additionally, gross margins at the Company's castings and composites operations continued to show improvement during fiscal 1995 as compared to the prior year. Gross margins benefitted from an inventory LIFO credit of $0.8 million or 0.8% of revenues for the third quarter of fiscal 1995 as compared to $1.6 million or 3.0% of revenues for the same period of the prior year. Excluding the benefit of the LIFO credit, the Company's gross margins were 12.3% for the third quarter of fiscal 1995 as compared to a negative margin of 2.0% for the same period of the prior year.

     Selling, general and administrative expenses were $9.0 million or 9.3% of revenues in the third quarter of fiscal 1995 as compared to $8.9 million or 17.5% of revenues for the same period of the prior year. The increase in selling, general and administrative expense is attributable to the Company's acquisition of Cameron in May 1994. Also, the third quarter of fiscal 1994 includes a $2.4 million charge or 4.7% of revenues resulting from a change in estimated cash surrender values provided by the Company's insurance actuaries of Company-owned life insurance policies. Selling, general and administrative expense as a percent of sales declined reflecting the realization of certain synergy savings associated with the integration of Cameron with Wyman-Gordon's forging operations.

     Amortization of financing fees and other costs increased to $0.4 million during the third quarter of fiscal 1995 from $0.2 million during the same period of the prior fiscal year. Fiscal 1995 includes fees from the newly created receivables backed credit facility and bond fees.


Nine Months Ended March 4, 1995 vs. Nine Months Ended
February 26, 1994

     Revenues for the nine months ended March 4, 1995 increased $121.4 million or 73.2% from the comparable period of the prior year. This increase in revenues is attributable to the Company's acquisition of Cameron Forged Products Company from Cooper Industries during May 1994. Although capacity limitations on the part of the Company's suppliers resulting in raw material shortages have improved recently, they had a negative impact on revenues throughout the first nine months of fiscal 1995. Additionally, $4.7 million of revenues for the same period of the prior year were from Wyman-Gordon Composites, Inc. which was sold by the Company during November 1993.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Nine Months Ended March 4, 1995 vs. Nine Months Ended
February 26, 1994 (Continued)

     The Company's gross margins were 11.2% of sales for the first nine months of fiscal 1995 as compared to 6.4% for the same period of the prior year. Lower production volumes resulting from raw material shortages had a negative impact on margins during fiscal 1995. Also, customer invoked pricing pressures had a negative impact on margins during both fiscal 1995 and fiscal 1994. However, margins improved during the first nine months of fiscal 1995 as compared to the same period of the prior year due to improvements to operations and realization of certain synergy benefits associated with the integration of Cameron with Wyman-Gordon's forging operations. Additionally, gross margins at the Company's castings and composites operations continued to show improvement during fiscal 1995 as compared to the prior year. Gross margins benefitted from an inventory LIFO credit of $2.8 million or 1.0% of revenues for the first nine months of fiscal 1995 as compared to $5.5 million or 3.3% of revenues for the same period of the prior year. Excluding the benefit of the LIFO credit, the Company's gross margins were 10.2% for the first nine months of fiscal 1995 as compared to 3.1% for the same period of the prior year.

     Selling, general and administrative expenses were $27.7 million or 9.6% of revenues in the first nine months of fiscal 1995 as compared to $20.1 million or 12.7% of revenues for the same period of the prior year. The increase in selling, general and administrative expense is attributable to the Company's acquisition of Cameron in May 1994. However, selling, general and administrative expense as a percent of sales declined reflecting certain savings associated with the integration of Cameron with Wyman-Gordon's forging operations. Also, the nine months ended February 26, 1994 include a $2.4 million charge or 1.5% of revenues resulting from a change in estimated cash surrender values provided by the Company's insurance actuaries on Company-owned life insurance policies.

     In fiscal 1994, the Company recognized a $2.5 million loss on the sale of substantially all of the net assets and business operations of its Wyman-Gordon Composites, Inc. operations.

     Interest expense was $7.0 million for the first nine months of fiscal 1995 as compared to $6.8 million for the same period of the prior year. Fiscal 1995 includes $0.1 million of interest on borrowings against the Company's credit agreement in the United Kingdom (UK). The Company entered into this credit agreement to provide financing for its new UK subsidiary acquired as part of the Cameron acquisition.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)



Nine Months Ended March 4, 1995 vs. Nine Months Ended
February 26, 1994 (Continued)

     Amortization of financing fees and other costs increased to $1.1 million during the first nine months of fiscal 1995 from $0.7 million during the same period of the prior fiscal year. Fiscal 1995 includes fees from the newly created receivables backed credit facility and bond fees.

     Miscellaneous, net expense was $1.0 million in the first nine months of fiscal 1995 as compared to miscellaneous, net income of $2.5 million during the same period of the prior year. The income recognized in the first nine months of fiscal 1994 reflects from a $3.3 million gain on the sale of marketable securities.


Liquidity and Capital Resources

     The decrease in the Company's cash from $42.1 million to $10.3 million was largely the result of $20.6 million paid to Cooper Industries for Cameron accounts receivable factored at acquisition. Cash provided by operations of $2.9 million resulted from increases in working capital items of $6.2 million offset by depreciation and amortization of $13.9 million, and the $4.8 million net loss.

     The Company from time to time expends cash on capital expenditures for environmental compliance, more cost effective operations and joint development programs with the Company's customers. Capital expenditures amounted to $13.9 million, $11.2 million and $10.2 million in the years ended December 31, 1993, 1992 and 1991, respectively. Due to the acquisition of Cameron, capital expenditures will be somewhat higher during fiscal 1995.

     During the five month transition period ended May 28, 1994, the Company recognized costs to be incurred for the integration of Cameron totalling $24.1 million of which, $10.7 million will require cash outlays. Additionally, the Company estimates $12.7 million in cash outlays from direct costs associated with the acquisition and integration of Cameron Forged Products Company. As of March 4, 1995, the activity against the reserves has been as anticipated and there have been no significant changes to the original estimates.

     The Company expects to spend $0.1 million in the remainder of fiscal 1995 and $13.8 million thereafter on environmental activities. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND CHANGES IN FINANCIAL CONDITION (Continued)




Liquidity and Capital Resources (Continued)

     In connection with its 1991 restructuring, the Company expects to spend approximately $0.6 million in the remainder of fiscal 1995 and $5.0 million thereafter. As of March 4, 1995, the activity against the reserves has been as anticipated and there have been no significant changes to the original estimates.

     The primary sources of liquidity available in fiscal 1995 to fund the Company's operations, anticipated expenditures in connection with the integration of Cameron, its 1991 restructuring, planned capital expenditures and planned environmental expenditures include available cash ($10.3 million at March 4, 1995), borrowing capacities under the Company's receivables financing program and its credit agreement in the UK, cash generated by operations and management of working capital requirements.

     Cash from operations and borrowing capacity under the Company's receivables financing program are expected to be the Company's primary sources of liquidity beyond fiscal 1995. The Company believes that it has adequate resources to provide for its operations, restructuring, integration of Cameron and capital and environmental expenditures.

Part II.

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:


     Exhibit No.              Description

        27      Financial Data Schedule for the Nine Months
                Ended March 4, 1995


(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  4/12/95           By: /s/ ANDREW C. GENOR
                                 Andrew C. Genor
                           Vice President,
                           Chief Financial Officer and
                           Treasurer




Date:  4/12/95           By: /s/ JEFFREY B. LAVIN
                                 Jeffrey B. Lavin
                           Assistant Corporate Controller