Form 10-K
period 1995-06-03
WYMAN GORDON CO
filed 1995-09-01
CIK 108703

                                  Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  (Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended June 3, 1995
                                      OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from       to

                        Commission file number 0-3085

                             WYMAN-GORDON COMPANY
            (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                04-1992780
          (State or other jurisdiction of  (I.R.S. Employer
          incorporation or organization)   Identification No.)

244 WORCESTER STREET, BOX 8001, GRAFTON, MASSACHUSETTS 01536-8001
    (Address of Principal Executive Offices)          (Zip Code)

                                 508-839-4441
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS             ON WHICH REGISTERED
                 None                            None

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1 Par Value
                               (Title of Class)

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.    Yes   X     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 1995: $154,481,750
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             CLASS               OUTSTANDING AT JULY 29, 1995
     Common Stock, $1 Par Value       35,113,540 Shares

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's "Fiscal 1995 Annual Report to
Stockholders" are incorporated into Parts I, II & IV.

      Portions of the Registrant's "Proxy Statement for Annual
Meeting of Stockholders" on October 18, 1995 are incorporated into Parts III & IV.

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Wyman-Gordon Company, founded in 1883, is a leading manufacturer of highly engineered, technically advanced components for both the commercial and defense aerospace market and the commercial power generation market. The Company uses die forging, extrusion and investment casting processes to produce metal components to exacting customer specifications for technically demanding applications such as jet turbine engines, airframes and land-based gas turbine engines. The Company also extrudes seamless heavy-wall steel pipe for use primarily in commercial power generation plants, and designs and produces prototype aircraft using composite technologies. The Company produces components for most of the major commercial and U.S. defense aerospace programs. Metallurgical skills, a unique asset base and a broad offering of capabilities allow the Company to serve competing customers effectively and to lead the development and use of new metal technologies for its customers' uses.

     Wyman-Gordon Company's acquisition of Cameron Forged Products Company from Cooper Industries, Inc. in May 1994 united two of the country's largest and most technically advanced forgings companies and had a pervasive impact on Wyman-Gordon Company. As a result of the acquisition, the Company has broadened its revenue base and expanded into new markets. The Company is also realizing substantial operating and processing efficiencies through the consolidation of systems and facilities and the reduction of personnel performing duplicate functions.


     MARKETS AND PRODUCTS

     The principal markets served by the Company are aerospace and power generation. Revenue by market for the respective periods were as follows (000's omitted):

                      YEAR ENDED           YEAR ENDED
                     JUNE 3, 1995        MAY 28, 1994 (1)
                             % OF                  % OF
                  REVENUE   TOTAL       REVENUE   TOTAL
Aerospace         $300,143     76%      $188,518    84%
Power generation    60,038     15         10,112     4
Other               36,458      9         26,064    12
  Total           $396,639    100%      $224,694   100%

                      YEAR ENDED           YEAR ENDED
                  DECEMBER 31, 1993     DECEMBER 31, 1992
                             % OF                  % OF
                  REVENUE   TOTAL       REVENUE   TOTAL
Aerospace         $205,077     85%      $263,961    88%
Power generation     9,214      4         12,717     4
Other               25,470     11         22,203     8
  Total           $239,761    100%      $298,881   100%

[FN]
(1) Revenues for the year ended May 28, 1994 are being presented for comparative purposes only.

     AEROSPACE

     The Company produces products utilized in general aviation, defense and business jet aircraft. The Company manufactures numerous forged and cast components for jet engines produced by all of the major manufacturers, including General Electric, Pratt & Whitney, and Rolls-Royce. The Company's forged engine parts include fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Cast engine parts include thrust reversers, valves and fuel system parts such as combustion chamber swirl guides. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts produced by the Company to temperatures reaching 1,350 degrees Fahrenheit. Components for such extreme conditions require precision manufacturing and expertise with high-purity titanium and nickel-based superalloys. Rotating parts such as fan, compressor and turbine discs must be manufactured to precise quality specifications.

     The Company manufactures forged and cast structural parts for fixed-wing aircraft and helicopters. These products include wing spars, engine mounts, struts, landing gear beams, landing gear, wing hinges, wing and tail flaps, housings, and bulkheads. These parts may be made of titanium, steel, aluminum and other alloys, as well as composite materials. The Company also produces dynamic rotor forgings for helicopters. Forging is particularly well-suited for airframe parts because of its ability to impart greater proportional strength to metal than other manufacturing processes. Investment casting can produce complex shapes to precise, repeatable dimensions.

    The Company has been a major supplier for many years of the beams that support the main landing gear assemblies on the Boeing 747 and has begun shipment of main landing gear beams for the new Boeing 777 widebody. The Company forges landing gear and other airframe structural components for the Boeing 747, 757, 767 and 777, the McDonnell Douglas MD-11 and the Airbus A330 and A340. The Company produces structural forgings for the F-15, F-16 and F-18 fighter aircraft and the Sikorsky Black Hawk helicopter. The Company also produces large, one-piece bulkheads for Lockheed and Boeing for the F-22 next generation air superiority fighter aircraft.

     POWER GENERATION

     The Company is a major supplier of extruded seamless heavy wall pipe for the critical piping systems in commercial power plants worldwide, both fossil fuel and nuclear as well as offshore petrochemical applications. The Company believes it is the leading U.S. supplier, and also a leading U.K. supplier, of large diameter, seamless heavy wall pipe. The Company produces steam turbine generator, gas turbine generator and forged valve components for land-based power generation applications. The Company also manufactures shafts, cases, compressor and turbine discs for marine gas turbines.

     OTHER PRODUCTS

     The Company supplies products to builders of military missiles. Examples of these products include breech block and breech rings for large cannon and forged steel casings for bombs, rockets and expendable launch vehicles. The Company participates in a variety of U.S. Government programs including the Standard, Harm, Patriot and Aegis programs. For naval defense applications, the Company supplies components for propulsion systems for nuclear submarine and aircraft carriers as well as pump, valve, structural and non nuclear propulsion forgings.

     The Company also manufactures extruded missile, rocket and bomb cases and supplies extruded products for nuclear submarines and aircraft carriers including heavy wall piping for nuclear propulsion systems, torpedo tubes and catapult launch tubes.

     The Company's investment castings operations produce products for commercial applications such as: components for golf clubs, pistol frames, bicycles, food processing equipment, diesel turbo-chargers, land-based military equipment such as tanks, and various other applications.

     The Company also supplies extruded powders for other superalloy powder manufacturers. The Company is actively seeking to identify alternative applications for its capabilities, such as in the automotive and other commercial markets.

CUSTOMERS

    The Company has approximately 150 active customers that purchase forgings, approximately 550 active customers that purchase investment castings and approximately 20 active customers that purchase composite structures. The Company's principal customers are similar across all of these production processes. Five customers accounted for 50% of the Company's revenues for the year ended June 3, 1995, 51% for the five months ended May 28, 1994, 56% and 53% for the two years ended December 31, 1993 and 1992, respectively. General Electric Company ("GE") and United Technologies Corporation ("UT") (Pratt & Whitney and Sikorsky Divisions) each accounted for more than 10% of revenues for the year ended June 3, 1995, the five months ended May 28, 1994 and the two years ended December 31, 1993 and 1992, respectively, as follows:

($000's omitted)
                          FIVE
            YEAR        MONTHS
           ENDED         ENDED              YEAR ENDED
          JUNE 3,      MAY 28,             DECEMBER 31,
             1995 %       1994  %       1993  %       1992  %
GE       $101,261 26   $17,226  20   $55,585  23   $62,740  21
UT         58,873 15    13,930  16    37,060  16    48,920  17

     Boeing Company, McDonnell Douglas Corporation and Rolls Royce PLC are also significant customers of the Company.

     The Company has organized its operations into product groups which focus on specific customers or groups of customers with similar needs. The Company has become actively involved with its aerospace customers through joint development relationships and cooperative research and development, engineering, quality control, just-in-time inventory control and computerized design programs. This involvement begins with the design of the tooling and processes to manufacture the customer's components to its precise specifications.

MARKETING AND SALES

     The Company markets its products principally through its own sales engineers and makes only limited use of manufacturers' representatives. Substantially all sales are made directly to original equipment manufacturers.

     The Company's sales are not subject to significant seasonal fluctuations.

     A substantial portion of the Company's revenues are derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered.

BACKLOG

     The backlog of unfilled orders from customers in the various markets served by the Company has been as follows (000's omitted):

                     JUNE 3, 1995         MAY 28, 1994
                             % OF                  % OF
                  BACKLOG   TOTAL       BACKLOG   TOTAL
Aerospace         $382,982     82%      $342,007    88%
Power generation    57,248     12         33,700     9
Other               28,531      6         13,700     3
  Total           $468,761    100%      $389,407   100%

     At June 3, 1995 approximately $365.0 million of total backlog was scheduled to be shipped within one year and the remainder in subsequent years, although there can be no assurances that products ordered will not be subject to schedule changes.

MANUFACTURING PROCESSES

     The Company employs three manufacturing processes: forging, investment casting and composites production.

     FORGING

     Forging is the process by which desired shapes, metallurgical characteristics, and mechanical properties are imparted to metal by heating and shaping it through pressing or extrusion. The Company forges alloys of titanium, aluminum and steel as well as high temperature nickel-based superalloys.

     The Company manufactures most of its forgings at its facilities in Grafton and Worcester, Massachusetts, near Houston, Texas and Livingston, Scotland. The Company also operates a superalloy powder metal facility in Brighton, Michigan and vacuum arc remelting facilities in Houston, Texas and Millbury, Massachusetts which produce steel, nickel and titanium ingots, and a plasma arc melting facility for the production of high quality titanium ingots and nickel powder in Millbury, Massachusetts. The Company has six large closed die hydraulic forging presses rated as follows: 18,000 ton, 35,000 ton and 50,000 ton in Grafton Massachusetts; 29,000 ton and 35,000 ton in Houston, Texas and 30,000 ton in Livingston, Scotland. The 35,000 ton vertical extrusion press in Houston can be modified to a 55,000 ton hydraulic forging press. The Company also operates an open die cogging press rated at 2,000 tons at its Grafton, Massachusetts location and a hydraulic isothermal forging press rated at 8,000 tons at its Worcester, Massachusetts location. The Company operated forging hammers rated at 35,000 pounds at its Worcester, Massachusetts location. Such hammers will be idled during September 1995. The majority of this facility's production has been transferred to other Company facilities in Massachusetts and Texas.

     The Company employs all major forging processes, including the following:

     OPEN-DIE FORGING. In this process, the metal is forged between dies that never completely surround the metal, thus allowing the metal to be observed during the process. Typically, open-die forging is used to create relatively simple, preliminary shapes to be further processed by closed die forging.

     CLOSED-DIE FORGING. Closed-die forging involves pressing heated metal into the required shapes and size determined by machined impressions in specially prepared dies which exert three dimensional control on the metal. In hot-die forging, a type of closed-die process, the dies are heated to a temperature approaching the transformation temperature of the materials being forged so as to allow the metal to flow more easily within the die cavity which produces forgings with superior surface conditions, metallurgical structures, tighter tolerances, enhanced repeatability of the part shapes and greater metallurgical control. Both titanium and nickel-based superalloys are forged using this process, in which the dies are heated to a temperature of approximately 1,300 degrees Fahrenheit.

     CONVENTIONAL/MULTI-RAM. The closed-die, multiple-ram process featured on the Company's 30,000 ton press enables the Company to produce extremely complex forgings with multiple cavities in a single heating and pressing cycle. Dies may be split either on a vertical or a horizontal plane and shaped punches may be operated by side rams, piercing rams, or both. Multi-ram forging enables the Company to produce a wide variety of shapes, sizes, and configurations utilizing less input weight. The process also optimizes grain flow and uniformity of deformation, reduces machining requirements, and minimizes overall costs.

    ISOTHERMAL FORGING. Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. The forged material typically consists of nickel-based superalloy powders. Because of the extreme temperatures necessary for forming these alloys, the dies must be made of refractory metal (such as molybdenum) so that the die retains its strength and shape during the forging process. Because the dies may oxidize at these elevated temperatures, the forging process is carried on in a vacuum or inert gas atmosphere. The Company's isothermal press also allows it to produce near-net shape components (requiring less machining by the customer) made from titanium alloys, which can be an important competitive advantage in times of high titanium prices. The Company carries on this process in its 8,000-ton isothermal press.

     EXTRUSION. The Company's 35,000 ton vertical extrusion press is one of the largest and most advanced presses in the world. Extrusions are produced for applications in the oil and gas industry, including tension leg platforms, riser systems and production manifolds. It is supported by manipulators capable of handling work pieces weighing up to 20 tons, rotary hearth furnaces and a 14,000 ton blocking press. It is capable of producing heavy wall seamless pipe with outside diameters up to 48 inches and wall thicknesses from 1/2 inch up to 7 inches or more. Solid extrusions can be manufactured from 6 to 32 inches in diameter. Typical lengths vary from 10 to 45 feet. Powder materials can also be compacted and extruded into forging billets utilizing this press. The 30,000 ton press has similar extrusion capabilities in addition to its multi-ram forging capabilities.

     TITANIUM AND SUPERALLOY PRODUCTION. The Company utilizes vacuum arc remelting technology to produce titanium alloy suitable for structural and turbine aerospace applications. Titanium produced in this manner is utilized in both the Company's forging and castings operations.

     The Company's Brighton, Michigan powder metal facility has the capability to atomize, process, and consolidate (by hot isostatic pressing) superalloy metal powders for use in aerospace, medical implant, petrochemical, hostile environment oil and gas drilling and production, and other high technology applications. This facility has an annual production capacity of up to 500,000 pounds of superalloy powder. In addition, the Company has the capacity to consolidate powdered metals by extrusion using its 30,000 ton and 35,000 ton presses. Extruded billets are further processed and either sold to other forge shops or forged into critical jet engine components on the Company's 8,000 ton isothermal press.

     The Company's Plasma Arc Melting facility (PAM) in Millbury, Massachusetts is capable of producing high quality titanium ingot and nickel-based superalloy powder. The Company is currently pursuing certifications by certain customers for use of this technology in high performance jet engines.

     The Company believes that its vacuum arc remelt ("VAR") shop in Houston, Texas is one of the finest facilities of its kind in the world. This facility, with its five computer-controlled VAR furnaces, accepts electrodes up to 42 inches in diameter and weighing up to 40,000 pounds. The Houston VAR furnaces are used to remelt purchased electrodes into high purity alloys for internal use in severe applications. In addition, the VAR furnaces are used for toll melting. These vacuum metallurgy techniques provide consistently high levels of purity, low gas content, and precise control over the solidification process. This minimizes segregation in complex alloys and results in improved mechanical properties, as well as hot and cold workability.

     The Company has entered into a joint venture with Pratt & Whitney and certain Australian investors to produce nickel-based superalloy ingots in Perth, Australia. These ingots will be utilized as raw materials for the Company's forging and casting products.

     SUPPORT OPERATIONS. The Company manufactures its own forging dies out of high-strength steel and molybdenum. These dies can weigh in excess of 100 tons and can be up to 25 feet in length. In manufacturing its dies, the Company takes its customers' drawings and engineers the dies using CAD/CAM equipment and sophisticated metal flow computer models that simulate metal flow during the forging process. This activity improves die design and process control and permits the Company to enhance the metallurgical characteristics of the forging.

     The Company also has machine shops at its three major forging locations with computer aided profiling equipment, vertical turret lathes and other equipment that it employs to rough machine products to a shape allowing inspection of the products. The Company also operates rotary and car-bottom heat treating furnaces that enhance the performance characteristics of the forgings.
These furnaces have sufficient capacity to handle all the Company's forged products. The Company subjects its products to extensive quality inspection and contract qualification procedures involving zyglo, chemical etching, ultrasonic, red dye, and electrical conductivity testing facilities.

     TESTING. Because the Company's products are for high performance end uses rigorous testing is necessary and is performed internally by Company engineers. Throughout the manufacturing process, numerous tests and inspections are performed to insure the final quality of each product; statistical process control ("SPC") techniques are also applied throughout the entire manufacturing process.

INVESTMENT CASTINGS

     The Company's investment castings operations use modern, automated, high volume production equipment and both air-melt and vacuum-melt furnaces to produce a wide variety of complex investment castings. Castings are made of a range of metal alloys including aluminum, magnesium, steel, titanium and nickel-based superalloys.

     The Company's castings operations are conducted in facilities located in Connecticut, New Hampshire, Nevada and California.
These plants house air and vacuum-melt furnaces, wax injection machines and investment dipping tanks. Because of the growth in demand for the Company's high quality titanium castings, the Company is in the process of restarting its Franklin, New Hampshire facility which it mothballed in 1993. The Company has ordered a new state-of-the-art titanium melting furnace for installation in the Franklin plant. Additionally, the Company has expanded its Groton, Connecticut facility for the production of high quality titanium castings.

     Investment castings are produced in four major stages. First, molten wax is injected into an aluminum mold, known as a "tool," in the shape of the ultimate component to be produced. These tools are produced to the specifications of the customer and are primarily purchased from outside die makers, although the Company maintains internal tool-making capabilities. In the second stage, the wax patterns are mechanically coated with a sand and silicate-bonded slurry in a process known as investment. This forms a ceramic shell which is subsequently air-dried under controlled environmental conditions. The wax inside this shell is then melted and removed in a high temperature steam autoclave and the molten wax is recycled. In the third, or foundry stage, metal is melted in an electric furnace in either an air or vacuum environment and poured into the ceramic shell. After cooling, the ceramic shells are removed by vibration. The metal parts are then cleaned in a high temperature caustic bath, followed by water rinsing. In the fourth, or finishing stage, the castings are finished to remove excess metal. The final product then undergoes a lengthy series of testing (radiography, fluorescent penetrant, magnetic particle and dimensional) to ensure quality and consistency.

     COMPOSITES

     The Company's composites operation, Scaled Composites, Inc., plans, designs, fabricates and tests composite airframe structures
for the aerospace market.   Customers include Lawrence Livermore
Laboratories and Orbital Sciences Corp.

FACILITIES

     The following table sets forth certain information with respect to the Company's major facilities at June 3, 1995. The Company believes that its facilities are well-maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs. At June 3, 1995, the Company's forging, investment castings and composites facilities were operating at approximately 60%, 70% and 90% of their total productive capacity, respectively.

                         APPROX.
                         SQUARE                             OWNED/
      LOCATION           FOOTAGE      PRIMARY FUNCTION      LEASED
FORGINGS:
Brighton, Michigan          34,500  Superalloy Powder
                                      Production            Owned
Grafton, Massachusetts      85,420  Administrative Offices  Owned
Grafton, Massachusetts     843,200  Forging                 Owned
Houston, Texas           1,283,800  Forging                 Owned
Houston, Texas             433,000  Currently idle          Leased
Livingston, Scotland       405,200  Forging                 Owned
Livingston, Scotland       112,000  Currently idle          Owned
Millbury, Massachusetts    104,125  Research and            Owned
                                     Development,
                                     Metals Production
Worcester, Massachusetts    43,200  Currently idle          Owned
Worcester, Massachusetts    22,300  Forging                 Owned
Worcester, Massachusetts   301,400  Closing September 1995  Owned

CASTINGS:
Carson City, Nevada         46,000  Casting                 Owned
Franklin, New Hampshire     43,200  Casting                 Owned
Groton, Connecticut
  (2 plants)               162,550  Casting                 Owned
San Leandro, California     45,000  Casting                 Owned
Tilton, New Hampshire       94,000  Casting                 Owned

COMPOSITES:
Mojave, California          67,000  Composites              Owned

RAW MATERIALS

     Raw materials used by the Company in its forgings and castings include alloys of titanium, nickel, steel, aluminum, magnesium and other high-temperature alloys. The composites operation uses high strength fibers such as fiberglass or graphite, as well as materials such as foam and epoxy, to fabricate composite structures. The major portion of metal requirements for forged and cast products are purchased from major non-ferrous metal suppliers producing forging and casting quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials. The Company satisfies some of its nickel and titanium requirements internally by producing titanium alloy from titanium scrap and "sponge". The Company's powder metal facility and PAM units produce nickel-based superalloy powder and high quality titanium ingot as demand for the Company's products grew during its 1995 fiscal year and prices of raw materials rose. The Company has experienced delays in the delivery of its raw materials.

     The titanium and nickel-based superalloys utilized by the Company have a relatively high dollar value. Accordingly, the Company attempts to recover and recycle scrap materials such as machine turnings, forging flash, scrapped forgings, test pieces and casting sprues, risers and gates.

     In the event of customer cancellation, the Company may, under certain circumstances, obtain reimbursement from the customer if the material cannot be diverted to other uses. Costs of material already on hand, along with any conversion costs incurred, have generally been billed to the customer unless transferable to another order. As demand for the Company's products grew during its 1995 fiscal year, and prices of raw materials rose, the Company experienced certain raw material shortages and production delays. Although this situation improved during the second half of fiscal 1995, it had a negative impact on overall revenues.

ENERGY USAGE

     The Company is a large consumer of energy. Energy is required primarily for heating metals to be forged and melting metals to be cast, melting of ingots, heat-treating materials after forging and casting, operating forging presses, melting furnaces, die-sinking, mechanical manipulation and pollution control equipment and space heating. The Company uses natural gas, oil and electricity in varying amounts at its manufacturing facilities. Supplies of natural gas, oil and electricity have been sufficient and there is no anticipated shortage for the future.

EMPLOYEES

     As of June 3, 1995, the Company had approximately 3,100 employees of whom 850 were executive, administrative, engineering, research, sales and clerical and 2,250 production and craft. Approximately 61% of the production and craft employees, consisting of employees in the forging business, are represented by unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                      NUMBER OF
                      EMPLOYEES
                      COVERED BY
                      BARGAINING    INITIATION       EXPIRATION
      LOCATION        AGREEMENTS       DATE             DATE
Grafton and Worcester,
  Massachusetts          562     March 29, 1995    March 29, 1997
Houston, Texas           537     August 11, 1995   August 10, 1998
Livingston, Scotland     255     December 1, 1993  November 30, 1995
                                 February 1, 1994  January 31, 1996
Total                  1,354

     The Company believes it has good relations with its employees although it experienced a one week strike in August 1995 in connection with the negotiation of its current collective bargaining agreement with the union representing most of its factory workforce in Houston, Texas.

RESEARCH AND PATENTS

     The Company maintains research and development departments at both Millbury, Massachusetts and Houston, Texas which are engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forging and casting materials and processes.
The Company's composites operation conducts research and development related to aerospace composite structures at the Mojave, California facility. The Company spent approximately $2.2 million, $0.7 million, $2.8 million, and $3.0 million on applied research and development work during the year ended June 3, 1995, the five months ended May 28, 1994, and the years ended December 31, 1993 and 1992. Although the Company owns patents covering certain of its processes, the Company does not consider that these patents are of material importance to the Company's business as a whole. Most of the Company's products are manufactured to customer specifications and, consequently, the Company has few proprietary products.

COMPETITION

     Most of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. Competition is intense among the companies currently involved in the industry. Competitive advantages are afforded to those with high quality products, low cost manufacturing, excellent customer service and delivery and engineering and production expertise. The Company considers that it is in a leading position in these areas.

ENVIRONMENTAL REGULATIONS

     The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. In the fourth quarter of 1991, the Company recorded a pre-tax charge of $7.0 million with respect to environmental investigation and remediation costs at the Grafton facility and a pre-tax charge of $5.0 million against potential environmental remediation costs upon the eventual sale of the Worcester facility. Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company has agreed to make additional expenditures for environmental management and remediation projects at that site during the period 1982 through 1999, approximately $6,100,000 of which remain as of June 3, 1995. The Company, together with numerous other parties, has been alleged to be a potentially responsible party ("PRP") at the following four federal or state superfund sites: Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; and the Gemme site, Leicester, Massachusetts. The Company believes that any liability it may incur with respect to these sites will not be material.

     At the Gemme site a proposed agreement would allocate 33% of the clean-up costs to the Company. An insurance company is defending the Company's interests and the Company believes that any recovery against the Company would be covered by insurance. A consulting firm retained by the PRP group has recently made a preliminary remediation cost estimate of $0.3 million to $9.9 million.

     The Company's Grafton, Massachusetts plant location is included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan for low-level radioactive waste.
The NRC conducted a long-range dose assessment in 1992 and determining that the site should be remediated. However, the Company believes that the NRC's draft assessment was flawed and has challenged that draft assessment. The Company has provided $1.5 million for the estimated cost of the remediation. The Company believes that it may have meritorious claims for reimbursement from the U.S. Air Force in respect of any liabilities it may have for such remediation.

PRODUCT LIABILITY EXPOSURE

     The Company produces many critical engine and structural parts for commercial and military aircraft. As a result, the Company faces an inherent business risk of exposure to product liability claims. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. The Company has not experienced any material loss from product liability claims and believes that its insurance coverage is adequate to protect it against any claims to which it may be subject.

LEGAL PROCEEDINGS

     At June 3, 1995, the Company was involved in certain legal proceedings arising in the normal course of its business. The
Company believes the outcome of these matters will not have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table set forth certain biographical information with respect to executive officers of the Company.

     NAME                          POSITION                  AGE
John M. Nelson           Chairman of the Board of Directors  64

David P. Gruber          President, Chief Executive Officer  53
                           and Director

Andrew C. Genor          Vice President, Chief Financial
                           Officer and Treasurer             53

Sanjay N. Shah           Vice President Corporate Strategy   44
                           Planning & Business Development

J. Douglas Whelan        President, Forging Division         56

Wallace F. Whitney, Jr.  Vice President, General Counsel
                           and Clerk                         52

Frank J. Zugel           President, Investment Castings
                           Division                          50

       John M. Nelson was elected Chairman of the Company in May 1994 having previously served as the Company's Chairman of the Board and Chief Executive Officer since May 1991. Prior to joining the Company, he served for many years in a series of executive positions with Norton Company, a manufacturer of abrasives and ceramics based in Worcester, Massachusetts, and was Norton's
Chairman and Chief Executive Officer from 1988 to 1990 and its President and Chief Operating Officer from 1986 to 1988. Mr.
Nelson is also Chairman of the Board of Directors of the TJX Companies, Inc., a Director of Brown & Sharpe Manufacturing
Company, Cambridge Biotechnology, Inc., Commerce Holdings, Inc. and Stocker & Yale, Inc. He is also Chairman of the Board of Trustees of Worcester Polytechnic Institute and Vice President of the Worcester Art Museum.

       David P. Gruber was elected President and Chief Executive Officer of the Company in May 1994 having served as President and Chief Operating Officer since October 1991. Prior to joining the Company, Mr. Gruber served as Vice President, Advanced Ceramics, of Compagnie de Saint Gobain (which acquired Norton Company in 1990), a position he held with Norton Company since 1987. Mr. Gruber previously held various executive and technical positions with Norton Company since 1978. He is a Trustee of the Manufacturers' Alliance for Productivity and Innovation, and is a member of the Mechanical Engineering Advisory Committee of Worcester Polytechnic Institute.

       Andrew C. Genor joined the Company as Vice President, Chief Financial Officer and Treasurer in January 1995. Prior to joining the Company, Mr. Genor was Chief Financial and Operating Officer of HNSX Supercomputers, Inc., a Company he co-founded in 1987 to provide support to supercomputer users and vendors. Prior to that time, he spent 20 years at Honeywell, Inc., including service as Vice President and Corporate Treasurer and Vice President, Finance, Administration and Business Development for Honeywell Europe.

       Sanjay N. Shah was elected Vice President, Corporate Strategy Planning and Business Development in May 1994 having previously served as Vice President and Assistant General Manager of the Company's Aerospace Forgings Division. He has held a number of executive, research, engineering and manufacturing positions at the Company since joining the Company in 1975.

       J. Douglas Whelan joined the Company in March 1994 and was elected President, Forgings Division in May 1994. Prior to joining the Company he had served for a short time as the President of Ladish Co., Inc., a forging Company in Cudahy, Wisconsin, and prior thereto had been Vice President, Operations of the Cameron Forged Products Division of Cooper Industries, Inc. with which company and its predecessors he had been employed since 1965 in various executive and managerial capacities.

       Wallace F. Whitney, Jr. joined the Company in 1991. Prior to that time, he had been Vice President, General Counsel and Secretary of Norton Company since 1988, where he had been employed in various legal capacities since 1973.

       Frank J. Zugel joined the Company in June 1993. He was elected President Investment Castings Division in May 1994. Prior to joining the Company, he had served as President of Stainless Steel Products, Inc., a metal fabricator for aerospace applications, since 1992 and before then as Vice President of Pacific Scientific Company, a supplier of components to the aerospace industry, since 1988.

       None of the executive officers has any family relationship with any other executive officer. All officers are elected annually.

ITEM 2.  PROPERTIES

       The response to ITEM 2. PROPERTIES incorporates by reference the paragraphs captioned "Facilities" included in ITEM 1. BUSINESS.

ITEM 3.  LEGAL PROCEEDINGS

       The response to ITEM 3. LEGAL PROCEEDINGS incorporates by reference the paragraphs captioned "Environmental Regulations" and "Legal Proceedings" included in ITEM 1. BUSINESS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The response to ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS incorporates by reference the "Market and Dividend Information" section of the Company's
Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

     The response to ITEM 6. SELECTED FINANCIAL DATA incorporates by reference the "Consolidated Financial Review" section of the Company's 1995 Annual Report to Stockholders. Also incorporated by reference is the "Accounting and Tax Matters" section of the Company's 1995 Annual Report to Stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The response to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS incorporates by reference the "Management's Discussion" section of the Company's
1995 Annual Report to Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA incorporates by reference the following sections of the Company's 1995 Annual Report:

     Consolidated Statements of Operations

     Consolidated Balance Sheets

     Consolidated Statements of Cash Flows

     Consolidated Statement of Stockholder Equity

     Notes to Consolidated Financial Statements

     Report of Independent Auditors


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding executive officers is incorporated by reference to PART I, ITEM 1. BUSINESS, under the caption
"Executive Officers of the Registrant."   Other information required
by Items 401 and 405 of Regulation S-K is incorporated by reference to the following sections of the Company's "Proxy Statement for Annual Meeting of Stockholders" on October 18, 1995.

     Election of Directors

     Nominees for Three-Year Term

     Continuing Directors

     Securities and Exchange Commission Reports


ITEM 11.  EXECUTIVE COMPENSATION

     The response to ITEM 11. EXECUTIVE COMPENSATION incorporates by reference the following sections of the Company's "Proxy
Statement for Annual Meeting of Stockholders" on October 18, 1995.

     Election of Directors

     Nominees for a Three-Year Term

     Continuing Directors

     Committees of the Board

     Meetings of the Board

     Compensation Committee Report

     Executive Compensation

     Pension Benefits

     Agreements with Management

     Proposal for Approval of Long-Term Incentive Plan

     Proposal for Approval of Employee Stock Purchase Plan

     Proposal for Approval of the Wyman-Gordon Company Non-Employee Director Stock Option Plan

     Proposal for the Approval of the Performance Share Agreement

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The response to ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT incorporates by reference the information of the following sections of the "Proxy Statement for Annual Meeting of Stockholders" on October 18, 1995.

     Election of Directors

     Nominees of a Three-Year Term

     Continuing Directors

     Shares of Company Stock Beneficially Owned by Certain Owners and by Management


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS incorporates by reference the following sections of the Company's "Proxy Statement for Annual Meeting of Stockholders" on October 18, 1995.

     Nominees for Three-Year Term

     Continuing Directors

     Compensation Committee Report

     Executive Compensation

     Agreements with Management

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

EXHIBITS

     The exhibit listing required by Item 601 of Regulation S-K is included on page E-1.


FINANCIAL STATEMENTS

     The following financial statements, together with the report thereon of Ernst & Young dated June 26, 1995 appearing in the Company's Fiscal 1995 Annual Report to Stockholders are incorporated by reference in this Form 10-K:

     Consolidated Statements of Operations and Retained Earnings

     Consolidated Balance Sheets

     Consolidated Statements of Cash Flows

     Consolidated Statements of Stockholders Equity

     Notes to Consolidated Financial Statements


SCHEDULES

     The following additional financial data should be read in conjunction with the consolidated financial statements in the Company's Fiscal 1995 Annual Report to Stockholders. Other schedules have been omitted because they are inapplicable or are not required.

                                                 PAGE

     II - Valuation and Qualifying Accounts       S-1


REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Commission during the fourth quarter of fiscal 1995.

                       CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Wyman-Gordon Company and Subsidiaries of our report dated June 26, 1995, included in the Fiscal 1995 Annual Report to Stockholders of Wyman-Gordon Company and subsidiaries.

     Our audits also included the financial statement schedule of Wyman-Gordon Company listed in Item 14. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, File Numbers 2-56547, 2-75980, 33-26980 and 33-48068) pertaining to the Wyman-Gordon Company Executive Long-Term Incentive Program (1975) - Amendment No. 6, the Wyman-Gordon Company Stock Purchase Plan, the Wyman-Gordon Company Savings/Investment Plan and the Wyman-Gordon Company Long-Term Incentive Plan and in the related Prospectuses of our report dated June 26, 1995, with respect to the consolidated financial statements of Wyman-Gordon Company and Subsidiaries incorporated by reference in the Annual Report (Form 10-K) for the year ended June 3, 1995.


Boston, Massachusetts                        ERNST & YOUNG LLP
August 29, 1995

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Wyman-Gordon Company
                                (REGISTRANT)

     By       /S/  ANDREW C. GENOR                 September 1, 1995
                   Andrew C. Genor                       Date
        Vice President, Chief Financial Officer
          and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ JOHN M. NELSON         Chairman of the        September 1, 1995
     John M. Nelson       Board of Directors             Date


 /S/ DAVID P. GRUBER          President,           September 1, 1995
     David P. Gruber    Chief Executive Officer          Date
                             and Director


 /S/ ANDREW C. GENOR        Vice President,        September 1, 1995
     Andrew C. Genor    Chief Financial Officer          Date
                           and Treasurer and
                      Principal Financial Officer


 /S/ JEFFREY B. LAVIN     Assistant Corporate      September 1, 1995
     Jeffrey B. Lavin  Controller and Principal          Date
                          Accounting Officer


 /S/ E. PAUL CASEY             Director            September 1, 1995
     E. Paul Casey                                       Date


 /S/ DEWAIN K. CROSS           Director            September 1, 1995
     Dewain K. Cross                                     Date


 /S/ WARNER S. FLETCHER        Director            September 1, 1995
     Warner S. Fletcher                                  Date


 /S/ ROBERT G. FOSTER          Director            September 1, 1995
     Robert G. Foster                                    Date

 /S/ M HOWARD JACOBSON         Director            September 1, 1995
     M Howard Jacobson                                   Date


 /S/ JUDITH S. KING            Director            September 1, 1995
     Judith S. King                                      Date


 /S/ GEORGE S. MUMFORD, JR.    Director            September 1, 1995
     George S. Mumford, Jr.                              Date


 /S/ H. JOHN RILEY, JR.        Director            September 1, 1995
     H. John Riley, Jr.                                  Date


 /S/ JON C. STRAUSS            Director            September 1, 1995
     Jon C. Strauss                                      Date


 /S/ CHARLES A. ZRAKET         Director            September 1, 1995
     Charles A. Zraket                                   Date

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               (000's omitted)


                           CHARGED   CHARGED
                BALANCE AT TO COSTS  TO OTHER  DEDUCT-   BALANCE
                BEGINNING  AND       ACCOUNTS  IONS      AT END
DESCRIPTION     OF PERIOD  EXPENSES  DESCRIBE  DESCRIBE  OF PERIOD
YEAR ENDED JUNE 3, 1995

Accumulated
Amortization
of Goodwill    $8,354     $  705         -         -    $9,059


FIVE MONTHS ENDED MAY 28, 1994

Accumulated
Amortization
of Goodwill    $7,630     $  724         -         -    $8,354


YEAR ENDED DECEMBER 31, 1993

Accumulated
Amortization
of Goodwill    $6,482     $1,148         -         -    $7,630


YEAR ENDED DECEMBER 31, 1992

Accumulated
Amortization
of Goodwill    $5,266     $1,216         -         -    $6,482


                                EXHIBIT INDEX

EXHIBIT                   DESCRIPTION                        PAGE
  3A      Restated Articles of Organization of               E-5
          Wyman-Gordon Company.

  3B      Bylaws of Wyman-Gordon Company, as amended         E-6
          through May 24, 1994.

  4A      Amended and Restated Rights Agreement, dated         -
          as of January 10, 1994 between the Company and
          State Street Bank & Trust Company, as Rights
          Agent - incorporated by reference to Exhibit 1
          to the Company's Report on Form 8-A/A dated
          January 21, 1994.

  4B      Indenture dated as of March 16, 1993 among           -
          Wyman-Gordon Company, its Subsidiaries and
          State Street Bank and Trust Company as Trustee
          with respect to Wyman-Gordon Company's 10 3/4%
          Senior Notes due 2003 - incorporated by
          reference to Exhibit 4C to the Company's
          Report on Form-10K for the year ended
          December 31, 1992.

  4C      10 3/4% Senior Notes due 2003.  Supplemental         -
          Indenture dated May 19, 1994 - incorporated
          by reference to Exhibit 5 to the Company's
          Report on Form 8-K dated May 26, 1994.

  4D      10 3/4% Senior Notes due 2003.  Second               -
          Supplemental Indenture and Guarantee dated
          May 27, 1994 - incorporated by reference to
          the Company's Report on Form 8-K dated
          May 26, 1994.

  4E      Instruments defining the rights of holders           -
          of long-term debt are omitted pursuant to
          paragraph (b)(4)(iii) of Regulation S-K
          Item 601.  The Company agrees to furnish such
          instruments to the Commission upon request.

 10A      Wyman-Gordon Company Executive Long-Term             -
          Incentive Program, as amended February 17, 1988
          - incorporated by reference to Appendix A to
          the Company's Proxy Statement dated March 25,
          1988.

 10B      Wyman-Gordon Company Long-Term Incentive Plan -      -
          incorporated by reference to Appendix A to the
          Company's Proxy Statement dated April 1, 1992.


EXHIBIT                   DESCRIPTION                        PAGE
 10C      John M. Nelson employment agreement dated            -
          May 21, 1991 - incorporated by reference to
          Exhibit 10C to the Company's Report on
          Form 10-K for the year ended December 31, 1991.

 10D      David P. Gruber executive severance agreement        -
          dated October 16, 1991 - incorporated by
          reference to Exhibit 10G to the Company's
          Report on Form 10-K for the year ended
          December 31, 1991.

 10E      Sanjay N. Shah executive severance agreement         -
          dated July 12, 1991 - incorporated by reference
          to Exhibit 10I to the Company's Report on
          Form 10-K for the year ended December 31, 1991.

 10F      Wallace F. Whitney executive severance agreement     -
          dated July 12, 1991 - incorporated by reference
          to Exhibit 10L to the Company's Report on
          Form 10-K for the year ended December 31, 1991.

 10G    Stock Purchase Agreement dated as of January 10,      -
        1994 between Cooper Industries, Inc. and the
        Company incorporated by reference to Annex A
        to the Company's preliminary Proxy Statement
        filed with the Securities and Exchange
        Commission on March 8, 1994.

 10H    Investment Agreement dated as of January 10,          -
        1994 between Cooper Industries, Inc. and the
        Company incorporated by reference to Annex B
        to the Company's preliminary Proxy Statement
        filed with the Securities and Exchange
        Commission on March 8, 1994.

 10I    Amendment dated May 26, 1994 to Investment            -
        Agreement dated as of January 10, 1994,
        between the Company and Cooper - incorporated
        by reference to the Company's Report on
        Form 8-K dated May 26, 1994.

 10J    Revolving Credit Agreement dated as of May 20,        -
        1994 among Wyman-Gordon Receivables Corporation,
        the Financial Institutions Parties Hereto and
        Shawmut Bank N.A. as Issuing Bank, as Facility
        Agent and as Collateral Agent - incorporated by
        reference to the Company's Report on Form 8-K
        dated May 26, 1994.


EXHIBIT                 DESCRIPTION                         PAGE
 10K    Receivables Purchase and Sale Agreement dated         -
        as of May 20, 1994 among Wyman-Gordon Company,
        Wyman-Gordon Investment Castings, Inc. and
        Precision Founders Inc. as the Sellers, Wyman-
        Gordon Company as the Servicer and Wyman-Gordon
        Receivables Corporation as the Purchaser -
        incorporated by reference to the Company's
        Report on Form 8-K dated May 26, 1994.

 10L    Employment Agreement effective March 24, 1994         -
        between Wyman-Gordon Company and David P. Gruber
        - incorporated by reference to the Company's
        Report on Form 8-K dated May 26, 1994.

 10M    Employment Agreement effective March 4, 1994          -
        between Wyman-Gordon Company and J. Douglas
        Whelan - incorporated by reference to the
        Company's Report on Form 8-K dated May 26, 1994.

 10N    Performance Share Agreement under the Wyman-          -
        Gordon Company Long-Term Incentive Plan between
        the Company and David P. Gruber dated as of
        May 24, 1994 - incorporated by reference to the
        Company's Report on Form 8-K dated May 26, 1994.

 10O    Executive Severance Agreement between the             -
        Company and J. Douglas Whelan dated as of
        May 1, 1994 - incorporated by reference to
        the Company's Report on Form 8-K dated
        May 26, 1994.

 10P    Executive Severance Agreement between the           E-7
        Company and Andrew C. Genor dated January 18,
        1995.

 10Q    Long-term Incentive Plan dated July 19, 1995          -
        - incorporated by reference to Appendix A of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.

 10R    Wyman-Gordon Company Non-Employee Director            -
        Stock Option Plan dated January 18, 1995 -
        incorporated by reference to Appendix C of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.

 13     1995 Annual Report (such report, except for         E-8
        those portions thereof which are expressly
        incorporated by reference in this Report on
        Form 10-K, is furnished for the information
        of the Commission and is not to be deemed
        "filed" as part of the Company's Report on
        Form 10-K).

EXHIBIT                 DESCRIPTION                         PAGE
 21     List of Subsidiaries                                E-9

 23     Consent of Ernst & Young LLP                        21

 27     Financial Data Schedule                             E-10


NOTE: Exhibits not physically located in this Form 10-K can be obtained from the Company upon written request to the Clerk at the address on the cover of this Form 10-K at a cost of $.25 per page.