Form 10-Q
period 1995-09-02
WYMAN GORDON CO
filed 1995-10-16
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 2, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Outstanding at
        Class                    September 2, 1995
  Common Stock, $1 Par Value       35,116,751

Part I.
Item 1.  FINANCIAL STATEMENTS



                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                            THREE MONTHS ENDED
                                        SEPTEMBER 2,   SEPTEMBER 3,
                                            1995           1994
                            (000's omitted, except per share data)
Revenue                                  $114,077       $95,725

Less:
  Cost of goods sold                       95,897        86,150
  Selling, general and
    administrative expenses                 9,197         9,572
  Other charges                               900             -
                                         $105,994       $95,722


Income from operations                      8,083             3

Other deductions:
  Interest expense                          2,886         2,900
  Miscellaneous, net                           96           424
                                            2,982         3,324

Net income (loss)                        $  5,101       $(3,321)

Net income (loss) per share              $    .14       $  (.10)

Shares used to compute earnings (loss)
  per share                                35,889        34,715












     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           SEPTEMBER 2,   JUNE 3,
                                               1995        1995
                                                (000's omitted)
ASSETS
  Cash and cash equivalents                  $ 21,436    $ 13,856
  Accounts receivable                          76,725      79,219
  Inventories                                  80,318      78,813
  Prepaid expenses                             14,541      15,671
     Total current assets                     193,020     187,559

  Property, plant and equipment, at cost      384,997     385,372
  Less accumulated depreciation               247,913     243,975
     Net property, plant and equipment        137,084     141,397

  Intangible assets                            25,119      25,295
  Other assets                                 15,396      14,813
                                             $370,619    $369,064

LIABILITIES
  Borrowings due within one year             $  4,812    $  3,915
  Accounts payable                             31,699      34,729
  Accrued liabilities and other                43,605      45,634
  Accrued restructuring, integration,
   disposal and environmental                   8,961      10,219
     Total current liabilities                 89,077      94,497

  Restructuring, integration, disposal
   and environmental                           18,887      19,648
  Long-term debt                               90,308      90,308
  Pension liability                             9,570       9,589
  Deferred income tax and other                24,614      21,699
  Postretirement benefits                      52,395      52,468

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                     -           -
  Common stock issued - 37,052,720 shares      37,053      37,053
  Capital in excess of par value               38,699      40,118
  Retained earnings                            44,087      39,763
                                              119,839     116,934
  Less treasury stock at cost
     September 2, 1995  - 1,935,969 shares
     June 3, 1995 - 2,044,178 shares          (34,071)    (36,079)
                                               85,768      80,855
                                             $370,619    $369,064


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED
                                         SEPTEMBER 2,  SEPTEMBER 3,
                                             1995          1994
                                                (000's omitted)
Operating activities:
  Net income (loss)                       $  5,101     $  (3,321)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
       Depreciation and amortization         4,227        4,582
       Provision for equity investment         900            -
     Changes in assets and liabilities net
       of purchase price activity:
       Accounts receivable                   2,494          786
       Inventories                          (1,505)       7,408
       Prepaid expenses and other assets      (354)         790
       Accrued restructuring, disposal
         and environmental                  (2,019)      (2,662)
       Income and other taxes                2,760          721
       Accounts payable and accrued
         liabilities                        (4,974)      (6,108)
     Net cash provided by operating
       activities                            6,630        2,196

Investing activities:
  Capital expenditures                      (1,840)      (4,503)
  Proceeds from sale of fixed assets         1,393          837
  Other, net                                   (89)        (145)
     Net cash used by investing
       activities                             (536)      (3,811)

Financing activities:
  Cash paid to Cooper Industries for
    factored accounts receivable                 -      (18,599)
  Borrowings due within one year               897            -
  Net proceeds from issuance of
    common stock                               589          180
     Net cash provided (used) by
       financing activities                  1,486      (18,419)

Increase (Decrease) in cash                  7,580      (20,034)

Cash, beginning of year                     13,856       42,179

Cash, end of period                       $ 21,436     $ 22,145

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 2, 1995



NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 2, 1995 and its results of operations and cash flows for the three months ended September 2, 1995 and September 3, 1994. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its June 3, 1995 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at June 3, 1995 and May 28, 1994 and its results of operations and cash flows for the year ended June 3, 1995, the five months ended May 28, 1994 and the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.


NOTE B - INVENTORIES

Inventories consisted of:

                              SEPTEMBER 2, 1995 JUNE 3, 1995
                                        (000's omitted)
     Raw material                $32,577           $26,440
     Work-in-process              49,787            54,310
     Supplies                      3,705             3,228
                                  86,069            83,978
     Less progress payments        5,751             5,165
                                 $80,318           $78,813

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $21,584,000 higher than reported at September 2, 1995 and June 3, 1995.

     LIFO inventory credits to cost of goods sold in the three months ended September 3, 1994 were $1,122,000.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             September 2, 1995



NOTE C - COMMITMENTS AND CONTINGENCIES

     At September 2, 1995, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     As of September 2, 1995, the Company had invested $4.5 million in cash towards its share of the capital requirements of its Australian Joint Venture for the production of nickel-based superalloy. The Company is committed to an additional investment of $3.0 million to the joint venture. The joint venture has entered into a credit agreement with an Australian bank. The Company has guaranteed 25.0% of the joint venture's obligations under the credit agreement totalling $17.3 million. This guarantee expires at such time as the joint venture demonstrates its ability to produce commercially acceptable products.

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

     The Company had foreign exchange contracts totalling $9.3 million at September 2, 1995. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the first quarter of fiscal year 1996's Consolidated Condensed Statements of Operations were not material.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     The principal markets served by the Company are aerospace and power generation. Revenue by market for the respective periods was as follows (000's omitted):

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                         SEPTEMBER 2, 1995   SEPTEMBER 3, 1994
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $ 82,211    72%     $72,915     76%
Power generation           22,823    20%      14,523     15%
Other                       9,043     8%       8,287      9%
                         $114,077   100%     $95,725    100%


RESULTS OF OPERATIONS AND FINANCIAL CONDITION THREE MONTHS ENDED
SEPTEMBER 2, 1995 ("first quarter of fiscal year 1996") COMPARED
TO THREE MONTHS ENDED SEPTEMBER 3, 1994 ("first quarter of fiscal year 1995")

     The Company's revenue increased 19.2% to $114.1 million in the first quarter fiscal year 1996 from $95.7 million in the first quarter fiscal year 1995 due to higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1995 are reflected by market as follows: a $9.3 million (12.8%) increase in aerospace, a $8.3 million (57.2%) increase in power generation and a $0.8 million (9.1%) increase in other. Revenues in the first quarters of fiscal years 1996 and 1995 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. While the severity of the raw material shortages was not as extensive in the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1995, the Company is seeking to improve upon its ability to receive raw material such that there is no disruption
to its production schedule.   The revenue increases mentioned
above have occurred while the Company's backlog has grown steadily to $477.0 million at September 2, 1995 from $400.1 million at September 3, 1994.

     The Company's gross margins were 15.9% in the first quarter of fiscal year 1996 as compared to 10.0% in the first quarter of fiscal year 1995. This improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS AND FINANCIAL CONDITION THREE MONTHS ENDED
SEPTEMBER 2, 1995 ("first quarter fiscal year 1996") COMPARED TO
THREE MONTHS ENDED SEPTEMBER 3, 1994 ("first quarter fiscal year
1995") (Continued)

Grafton, Massachusetts facility. Additionally, continuing realization of cost reductions from synergies associated with the integration of Cameron Forged Products Company ("Cameron") contributed to this higher ratio. Gross margins benefitted from LIFO credits of $1.1 million during the first quarter of fiscal year 1995. There were no LIFO credits recorded during the first quarter of fiscal year 1996.

    Selling, general and administrative expenses decreased 3.9% to $9.2 million during the first quarter of fiscal year 1996 from $9.6 million during the first quarter of fiscal year 1995. Selling, general and administrative expenses as a percentage of revenues improved to 8.1% in the first quarter of fiscal year 1996 from 10.0% in the first quarter of fiscal year 1995. The improvement as a percent of revenues is the result of cost reductions associated with the integration of Cameron with the Company's Forgings operations and higher revenues.

     During the first quarter of fiscal year 1996, the Company provided $0.8 million in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to the Australian Joint Venture during the first quarter of fiscal year 1996. Additionally, the Company provided $0.1 million relating to expenditures for an investment in an additional joint venture.

     Interest expense was $2.9 million in both the first quarter of fiscal year 1996 and the first quarter of fiscal year 1995.

     Miscellaneous, net was an expense of $0.1 million in the first quarter of fiscal year 1996 as compared to an expense of $0.4 million in the first quarter of fiscal year 1995.
Miscellaneous, net in the first quarter of fiscal year 1996 includes a $0.2 million gain on the sale of marketable securities.

     The Company recorded no provision for income taxes in the first quarters of fiscal years 1996 and 1995.

     Net income was $5.1 million, or $.14 per share, in the first quarter of fiscal year 1996 and net loss was $(3.3) million, or $(.10) per share in the first quarter of fiscal year 1995. The $8.4 million improvement results from the items described above.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $7.5 million to $21.4 million at September 2, 1995 from $13.9 million at June 3, 1995 resulted primarily from cash provided by operating activities of $6.6 million.

     As of June 3, 1995, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $8.6 million.
Of such amount, the Company expects to spend approximately $6.5 million during its fiscal year ending June 1, 1996 ("fiscal year 1996") and $2.1 million thereafter. In the first quarter of fiscal year 1996, spending related to the integration of Cameron and associated direct costs amounted to $1.5 million.

     The 1991 restructuring plan is substantially complete. The Company expects to expend an additional $3.8 million over the next several years related to the 1991 restructuring plan, approximately $1.9 million in fiscal year 1996 and $1.9 million thereafter. In the first quarter of fiscal year 1996, spending related to the 1991 restructure plan amounted to $0.4 million.

     The Company expects to spend $1.8 million in fiscal year
1996 and $15.1 million thereafter on non-capitalizable environmental activities. In the first quarter of fiscal year
1996, no amounts were expended for non-capitalizable environmental projects. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. Capital expenditures amounted to $18.7 million for the year ended June 3, 1995 ("fiscal year 1995"). Capital expenditures in the foreseeable future are expected to increase somewhat from fiscal year 1995 levels. In the first quarter of fiscal year 1996, capital expenditures amounted to $1.8 million.

     As of September 2, 1995, the Company had invested $4.5 million in cash towards its share of the capital requirements of the Australian Joint Venture for the production of nickel-based superalloy. The Company is committed to invest an additional $3.0 million in the Joint Venture. The Australian Joint Venture has entered into a credit agreement with an Australian bank under which it has $17.3 million in borrowings outstanding. The Company has guaranteed 25.0% of the Australian Joint Venture's obligations under the credit agreement. This guarantee expires at such time as the Australian Joint Venture demonstrates its ability to produce commercially acceptable products. The book value of the Company's investment in the Australian Joint Venture

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES, (Continued)

as of September 2, 1995 is approximately $2.3 million. The Australian Joint Venture has not generated sufficient cash flow to service its debt, and if the operations do not become profitable in the future, the Company may be required to make further provisions or to write-off all or a portion of the remaining book value of its investment and repay up to 25.0% of the Australian Joint Venture's $17.3 million debt, which is guaranteed by the Company.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") among the Company, certain subsidiaries and Wyman-Gordon Receivables Company ("WGRC") and a Revolving Credit Agreement among WGRC and the financial institutions party thereto provide the Company with an aggregate maximum borrowing capacity under the Receivables Financing Program of $65.0 million, with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years, with an evergreen feature. As of September 2, 1995, under the credit facility, the total availability based on eligible receivables was $42.0 million, there were no borrowings and letters of credit amounting to $9.7 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 6.0 million pounds sterling with a separate letter of credit or guarantee limit of 1.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with an evergreen feature. There were 3.0 million pounds sterling or $4.7 million of borrowings outstanding at September 2, 1995 and the Company had issued 0.9 million pounds sterling or $1.5 million of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company in fiscal year 1996 to fund operations, anticipated expenditures in connection with the integration of Cameron, planned capital expenditures and planned environmental expenditures include available cash ($21.4 million at September 2, 1995), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations and debt are expected to be the Company's primary sources of liquidity beyond fiscal year 1996.
The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, (Continued)

     The Company's current plans to improve operating results include completing the integration of Cameron, further reductions of personnel and various other cost reduction measures. Programs to expand the Company's revenue base include participation in new aerospace programs and expansion of participation in the land-based gas turbine and extruded pipe markets and other markets in which the Company has not traditionally participated. The Company anticipates that, in addition to the growth in commercial aviation, the aging current commercial airline fleet will require future orders for its replacement.

IMPACT OF INFLATION

     The Company's earnings may be affected by changes in price levels and in particular, changes in the price of basic metals. The Company's contracts generally provide for fixed prices for finished products with limited protection against cost increases. The Company would therefore be affected by changes in prices of the raw materials during the term of any such contract. The Company attempts to minimize this risk by entering into fixed price arrangements with raw material suppliers.

ACCOUNTING AND TAX MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which must be adopted by the Company no later than fiscal year 1997. SFAS 121 prescribes the accounting for the impairment of long-lived assets that are to be held and used in the business and similar assets to be disposed of. The Company has not determined the impact of adopting SFAS 121 on its financial position or results of operations.

     As of June 3, 1995, the Company had net operating loss carryforwards ("NOLS") of approximately $67.0 million, which begin expiring in year 2006. The Company is seeking to utilize a substantial portion of such NOLS to obtain a refund in excess of $20.0 million of prior years' taxes. To the extent that the Company is not successful in recovering a refund of prior years' taxes, the NOLS will be available to offset future taxable income, if any. A reasonable estimation of the potential recovery cannot be made at this time and, accordingly, no adjustment has been made in the financial statements with respect to the claim for such refund.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



ACCOUNTING AND TAX MATTERS, (Continued)

     The Company has purchased and is named as beneficiary on approximately 1,650 life insurance policies with an aggregate cash surrender value of approximately $9.0 million as of September 2, 1995, issued by Confederation Life Insurance Company (U.S.), which is currently in rehabilitation. Confederation Life Insurance Company is continuing to pay benefits under the policies but has ceased to redeem cash surrender values. No assurances can be given regarding to what extent the Company will be able to realize such cash surrender values in the future.

Part II.

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     Exhibit No.              Description
        27      Financial Data Schedule for the Three Months
                Ended September 2, 1995

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  10/16/95          By:    /s/ ANDREW C. GENOR
                                    Andrew C. Genor
                           Vice President,
                           Chief Financial Officer and Treasurer




Date:  10/16/95          By:    /s/ JEFFREY B. LAVIN
                                    Jeffrey B. Lavin
                           Assistant Corporate Controller