Form 10-K/A
period 1995-06-03
WYMAN GORDON CO
filed 1995-12-07
CIK 108703

                                 Form 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  (Mark One)
       [X] AMENDMENT TO APPLICATION OR REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended June 3, 1995 (No Fee Required)
                                      OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-
affiliates of the registrant as of July 29, 1995:  $154,481,750
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             CLASS               OUTSTANDING AT JULY 29, 1995
     Common Stock, $1 Par Value       35,113,540 Shares


                     DOCUMENTS INCORPORATED BY REFERENCE


     None

                                   PART II

ITEM 6.   SELECTED FINANCIAL DATA

Wyman-Gordon Company and Subsidiaries
Selected Financial Data

                                                           FIVE
                                              YEAR       MONTHS
                                              ENDED       ENDED
                                            JUNE 3,     MAY 28,
                                               1995        1994
(000's omitted, except per-share data and ratios)
OPERATIONS
 Revenue                                   $396,639    $ 86,976
 Cost of goods sold                         347,251      91,907
 Other charges (credits) and environmental
  charges                                      (710)     32,550
 Interest expense                            11,027       5,383
 Income tax benefit (expense)                     -           -
 Income (loss) before cumulative effect of
  changes in accounting principles            1,039     (61,370)
 Cumulative effect of changes in accounting
  principles (a)                                  -           -
 Net income (loss)                            1,039     (61,370)
 Dividends paid                                   -           -
 Depreciation                                17,417       6,058
 Backlog                                    468,721     389,407

CASH FLOW
 Earnings before interest, taxes,
  depreciation and amortization and
  changes in accounting principles (d)       30,188     (49,205)
 Capital expenditures                        18,714       2,404
 Net cash provided (used) by operating
  activities                                  7,772      (5,669)
 Net cash provided (used) by investing
  activities                                (21,157)     12,346
 Net cash provided (used) by financing
  activities                                (14,938)     20,685

FINANCIAL POSITION
 Inventories                                 78,813      65,737
 Borrowings due within one year               3,915          77
 Working capital                             93,062      91,688
 Working capital ratio (e)                      2.0         1.8
 Property, plant and equipment, net        $141,397    $139,689
 Total assets                               369,064     394,747
 Long-term debt                              90,308      90,385
 Net long-term debt to total
  capitalization (c)                           44.7%       42.2%
 Stockholders' equity                      $ 80,855    $ 72,483
 Total capital (f)                          171,163     162,868

Wyman-Gordon Company and Subsidiaries
Selected Financial Data (Continued)

                                                           FIVE
                                              YEAR       MONTHS
                                              ENDED       ENDED
                                            JUNE 3,     MAY 28,
                                               1995        1994
(000's omitted, except per-share data and ratios)
MEASURES OF PROFITABILITY
 Income (loss) as a percent of:
   Revenues (b)                                  .3%      (70.6)%
   Average stockholders' equity during
    the year (b)                                1.4       (76.3)

PER SHARE DATA
 Income (loss) per share                   $    .03    $  (3.32)
 Income (loss) before cumulative effect of
  changes in accounting principles              .03       (3.32)
 Cumulative effect of changes in accounting
  principles (a)                                  -           -
 Net income (loss)                              .03       (3.32)
 Dividends paid                                   -           -
Stockholders' equity                           2.30        3.92
AVERAGE SHARES OUTSTANDING                   35,148      18,490





























                                    -3A-

Wyman-Gordon Company and Subsidiaries
Selected Financial Data (Continued)

                                               YEAR        YEAR
                                              ENDED       ENDED
                                           DEC. 31,    DEC. 31,
                                               1993        1992
(000's omitted, except per-share data and ratios)
OPERATIONS
 Revenue                                   $239,761    $298,881
 Cost of goods sold                         219,088     243,291
 Other charges (credits) and environmental
  charges                                         -           -
 Interest expense                            10,823       7,521
 Income tax benefit (expense)                     -           -
 Income (loss) before cumulative effect of
  changes in accounting principles          (17,004)     21,795
 Cumulative effect of changes in accounting
  principles (a)                            (43,000)          -
 Net income (loss)                          (60,004)     21,795
 Dividends paid                                   -           -
 Depreciation                                14,421      14,659
 Backlog                                    256,259     309,679

CASH FLOW
 Earnings before interest, taxes,
  depreciation and amortization and
  changes in accounting principles (d)        9,388      45,191
 Capital expenditures                        13,866      11,156
 Net cash provided (used) by operating
  activities                                  7,177      30,803
 Net cash provided (used) by investing
  activities                                 (7,500)    (13,467)
 Net cash provided (used) by financing
  activities                                 15,140     (21,857)

FINANCIAL POSITION
 Inventories                                 36,092      48,462
 Borrowings due within one year                  77          77
 Working capital                             90,685      96,057
 Working capital ratio (e)                      4.0         3.7
 Property, plant and equipment, net        $104,040    $107,906
 Total assets                               286,634     295,156
 Long-term debt                              90,461      70,538
 Net long-term debt to total
  capitalization (c)                           42.3%       32.1%
 Stockholders' equity                      $ 88,349    $149,516
 Total capital (f)                          178,810     220,054

MEASURES OF PROFITABILITY
 Income (loss) as a percent of:
   Revenues (b)                                (7.1)%       7.3%
   Average stockholders' equity during
    the year (b)                              (14.3)       15.7

Wyman-Gordon Company and Subsidiaries
Selected Financial Data (Continued)

                                               YEAR        YEAR
                                              ENDED       ENDED
                                           DEC. 31,    DEC. 31,
                                               1993        1992
(000's omitted, except per-share data and ratios)
PER SHARE DATA
 Income (loss) per share                   $   (.95)   $   1.21
 Income (loss) before cumulative effect of
  changes in accounting principles             (.95)       1.21
 Cumulative effect of changes in accounting
  principles (a)                              (2.39)          -
 Net income (loss)                            (3.34)       1.21
 Dividends paid                                   -           -
Stockholders' equity                           4.91        8.37
AVERAGE SHARES OUTSTANDING                   17,936      17,848





































                                    -4A-

Wyman-Gordon Company and Subsidiaries
Selected Financial Data (Continued)

                                               YEAR        YEAR
                                              ENDED       ENDED
                                           DEC. 31,    DEC. 31,
                                               1991        1990
(000's omitted, except per-share data and ratios)
OPERATIONS
 Revenue                                   $355,390    $405,381
 Cost of goods sold                         327,028     349,086
 Other charges (credits) and environmental
  charges                                   106,464           -
 Interest expense                            10,472       8,727
 Income tax benefit (expense)                26,070      (5,702)
 Income (loss) before cumulative effect of
  changes in accounting principles          (99,681)      8,696
 Cumulative effect of changes in accounting
  principles (a)                                  -           -
 Net income (loss)                          (99,681)      8,696
 Dividends paid                               5,349      14,265
 Depreciation                                24,196      24,825
 Backlog                                    386,905     392,857

CASH FLOW
 Earnings before interest, taxes,
  depreciation and amortization and
  changes in accounting principles (d)      (89,960)     50,599
 Capital expenditures                        10,192      13,563
 Net cash provided (used) by operating
  activities                                 19,003      59,382
 Net cash provided (used) by investing
  activities                                 (2,111)    (69,393)
 Net cash provided (used) by financing
  activities                                (19,015)     12,794

FINANCIAL POSITION
 Inventories                                 60,428      70,131
 Borrowings due within one year               2,077      28,110
 Working capital                            110,859     124,030
 Working capital ratio (e)                      2.7         2.7
 Property, plant and equipment, net        $120,259    $192,530
 Total assets                               339,154     421,886
 Long-term debt                              90,615      73,892
 Net long-term debt to total
  capitalization (c)                           39.4%       22.0%
 Stockholders' equity                      $128,088    $232,157
 Total capital (f)                          218,703     306,049

MEASURES OF PROFITABILITY
 Income (loss) as a percent of:
   Revenues (b)                               (28.0)%       2.2%
   Average stockholders' equity during
    the year (b)                              (55.3)        3.7

Wyman-Gordon Company and Subsidiaries
Selected Financial Data (Continued)

                                               YEAR        YEAR
                                              ENDED       ENDED
                                           DEC. 31,    DEC. 31,
                                               1991        1990
(000's omitted, except per-share data and ratios)
PER SHARE DATA
 Income (loss) per share                   $  (5.59)   $    .49
 Income (loss) before cumulative effect of
  changes in accounting principles            (5.59)        .49
 Cumulative effect of changes in accounting
  principles (a)                                  -           -
 Net income (loss)                            (5.59)        .49
 Dividends paid                                 .30         .80
Stockholders' equity                           7.18       13.02
AVERAGE SHARES OUTSTANDING                   17,831      17,831




































                                    -5A-

Wyman-Gordon Company and Subsidiaries
Selected Financial Data (Continued)


[FN]
(a) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 106 requires postretirement benefit obligations to be accounted for on an accrual basis rather than the "expense-as-incurred" basis formerly used. The company elected to recognize the cumulative effect of these accounting changes.

(b) Excludes the cumulative effect of changes in accounting principles in 1993.

(c) Net long-term debt to total capitalization equals the net of long-term debt minus cash as of the end of the period divided by total capital which equals long-term debt plus stockholders' equity. May 28, 1994 considers the Obligation to Cooper Industries as an offset to the $42,179,000 cash balance.

(d) Earnings before interest, depreciation and amortization and changes in accounting principles ("EBITDA") is presented because it may be used as an indicator of a company's ability to service debt. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

(e) Working capital ratio equals current assets divided by current liabilities.

(f) Total capital equals long-term debt plus stockholders' equity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WYMAN-GORDON COMPANY
REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Wyman-Gordon Company:

     We have audited the accompanying consolidated balance sheets of Wyman-Gordon Company and Subsidiaries as of June 3, 1995 and May 28, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 3, 1995, for the five months ended May 28, 1994, and for each of the two years in the period ended December 31, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyman-Gordon Company and Subsidiaries at June 3, 1995 and May 28, 1994, and the consolidated results of their operations and their cash flows for the year ended June 3, 1995, for the five months ended May 28, 1994, and for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes I and J to the consolidated financial statements, in 1993 the company changed its method of accounting for postretirement benefits other than pensions and income taxes.


/s/ERNST & YOUNG LLP

Boston, Massachusetts
June 26, 1995

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FIVE
                                     YEAR        YEAR    MONTHS
                                    ENDED       ENDED     ENDED
                                  JUNE 3,     MAY 28,   MAY 28,
                                     1995        1994      1994
                                           (Unaudited)
(000's omitted, except per share data)
Revenue                          $396,639    $224,694   $ 86,976
Cost of goods sold                347,251     217,816     91,907
Selling, general and
  administrative expenses          36,380      35,532     18,324
Other charges (credits)              (710)     33,003     30,550
Environmental charge                    -       2,000      2,000
                                  382,921     288,351    142,781
Income (loss) from operations      13,718     (63,657)   (55,805)

Other deductions (income):
 Interest expense                  11,027      11,135      5,383
 Miscellaneous, net                 1,652      (2,389)       182
                                   12,679       8,746      5,565

Income (loss) before cumulative
  effect of changes in accounting
 principles                         1,039     (72,403)   (61,370)
Cumulative effect of changes in
 accounting principles                  -           -          -
Net income (loss)                $  1,039    $(72,403)  $(61,370)


INFORMATION PER SHARE

Income (loss) before cumulative
 effect of changes in accounting
 principles                      $    .03    $  (4.02)  $  (3.32)
Cumulative effect of changes in
 accounting principles                  -           -          -
Net income (loss)                $    .03    $  (4.02)  $  (3.32)

Shares used to compute earnings
per share                          35,148      17,992     18,490



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

                                                  YEAR ENDED
                                                  DECEMBER 31,
                                                 1993       1992
(000's omitted, except per share data)
Revenue                                      $239,761   $298,881
Cost of goods sold                            219,088    243,291
Selling, general and
  administrative expenses                      26,648     28,315
Other charges (credits)                         2,453          -
Environmental charge                                -          -
                                              248,189    271,606
Income (loss) from operations                  (8,428)    27,275

Other deductions (income):
 Interest expense                              10,823      7,521
 Miscellaneous, net                            (2,247)    (2,041)
                                                8,576      5,480

Income (loss) before cumulative
  effect of changes in accounting
  principles                                  (17,004)    21,795
Cumulative effect of changes in
 accounting principles                        (43,000)         -
Net income (loss)                            $(60,004)  $ 21,795


INFORMATION PER SHARE

Income (loss) before cumulative
 effect of changes in accounting
 principles                                  $   (.95)  $   1.21
Cumulative effect of changes in
 accounting principles                          (2.39)         -
Net income (loss)                            $  (3.34)  $   1.21

Shares used to compute earnings
  per share                                    17,965     18,078


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                             JUNE 3,    MAY 28,
                                                1995       1994
                                                (000's omitted)
ASSETS
 Cash and cash equivalents                   $ 13,856   $ 42,179
 Accounts receivable                           79,219     77,019
 Inventories                                   78,813     65,737
 Prepaid expenses                              15,671     15,192
      Total current assets                    187,559    200,127

 Property, plant and equipment, net           141,397    139,689
 Intangible assets                             25,295     27,759
 Other assets                                  14,813     27,172
    Total assets                             $369,064   $394,747

LIABILITIES
 Borrowings due within one year              $  3,915   $     77
 Obligation to Cooper Industries                    -     20,561
 Accounts payable                              34,729     27,650
 Accrued liabilities and other                 55,853     60,151

      Total current liabilities                94,497    108,439

 Restructuring, integration, disposal
   and environmental                           19,648     26,201
 Long-term debt                                90,308     90,385
 Pension liability                              9,589     14,462
 Deferred income taxes and other               21,699     30,929
 Postretirement benefits                       52,468     51,848

STOCKHOLDERS' EQUITY
 Preferred stock, no par value: Authorized
   5,000,000 shares; none issued                    -          -
 Common stock, par value $1.00 per share:
    Authorized 70,000,000 shares; issued
      37,052,720 and 36,902,720 shares at
      June 3, 1995 and May 28, 1994            37,053     36,903
 Capital in excess of par value                40,118     43,884
 Retained earnings                             39,700     38,661
 Equity adjustments                                63     (5,408)
 Treasury stock, 2,044,178 shares at
   June 3, 1995 and 2,354,540 shares
   at May 28, 1994                            (36,079)   (41,557)
     Total stockholders' equity                80,855     72,483
     Total liabilities and stockholders'
       equity                                $369,064   $394,747



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR      YEAR
                                                 ENDED    ENDED
                                               JUNE 3,  MAY 28,
                                                  1995     1994
(000's omitted)                                      (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                             $  1,039  $(72,403)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
 Depreciation and amortization                  18,122    15,888
 Loss from disposal of production facilities         -     2,453
 Environmental and other charges (credits)      (2,100)   32,550
 Losses of equity investment                     1,390         -
 Cumulative effect of changes in accounting
   principles                                        -         -
Changes in assets and liabilities net of
purchase price activity:
 Accounts receivable                            (2,200)    9,545
 Inventories                                   (13,076)   16,219
 Prepaid expenses and other assets              11,542     5,078
 Accrued restructuring, integration,
  disposal and environmental                   (14,646)   (8,224)
 Income and other taxes                            628      (623)
 Accounts payable and accrued liabilities        7,073     5,515
 Deferred income taxes                               -     1,009
   Net cash provided (used) by operating
    activities                                   7,772     7,007
INVESTING ACTIVITIES:
 Investment in acquired subsidiaries            (3,591)   (3,450)
 Capital expenditures                          (18,714)  (11,888)
 Deferred program costs                              -    16,408
 Proceeds from disposal of production
   facilities                                        -     4,345
 Proceeds from sale of fixed assets              1,563        62
 Other, net                                       (415)    4,071
   Net cash provided (used) by investing
    activities                                 (21,157)    9,548
FINANCING ACTIVITIES:
 Cash received from Cooper Industries for
   factored accounts receivable                      -    20,561
 Cash paid to Cooper Industries for
   factored accounts receivable                (20,561)        -
 Payment of debt                                   (77)      (77)
 Issuance of debt                                3,838         -
 Net proceeds from issuance of common stock      1,862       572
   Net cash provided (used) by financing
    activities                                 (14,938)   21,056
Increase (decrease) in cash                    (28,323)   37,611
Cash, beginning of period                       42,179     4,568
Cash, end of period                           $ 13,856  $ 42,179

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                            FIVE MONTHS    YEAR
                                                 ENDED    ENDED
                                               MAY 28,  DEC. 31,
                                                  1994     1993
                                                  (000's omitted)
OPERATING ACTIVITIES:
Net income (loss)                             $(61,370) $(60,004)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
 Depreciation and amortization                   6,782    15,569
 Loss from disposal of production facilities         -     2,453
 Environmental and other charges (credits)      32,550         -
 Losses of equity investment                         -         -
 Cumulative effect of changes in accounting
   principles                                        -    43,000
Changes in assets and liabilities net of
purchase price activity:
 Accounts receivable                             3,228    15,139
 Inventories                                     4,215     8,474
 Prepaid expenses and other assets               2,255    (7,114)
 Accrued restructuring, integration,
  disposal and environmental                    (1,352)   (9,653)
 Income and other taxes                            585      (940)
 Accounts payable and accrued liabilities        6,429       311
 Deferred income taxes                           1,009       (58)
   Net cash provided (used) by operating
    activities                                  (5,669)    7,177
INVESTING ACTIVITIES:
 Investment in acquired subsidiaries            (3,450)        -
 Capital expenditures                           (2,404)  (13,866)
 Deferred program costs                         16,063       (22)
 Proceeds from disposal of production
   facilities                                        -     4,345
 Proceeds from sale of fixed assets                  -       393
 Other, net                                      2,137     1,650
   Net cash provided (used) by investing
    activities                                  12,346    (7,500)
FINANCING ACTIVITIES:
 Cash received from Cooper Industries for
   factored accounts receivable                 20,561         -
 Cash paid to Cooper Industries for
   factored accounts receivable                      -         -
 Payment of debt                                   (77)  (70,077)
 Issuance of debt                                    -    84,680
 Net proceeds from issuance of common stock        201       537
   Net cash provided (used) by financing
    activities                                  20,685    15,140
Increase (decrease) in cash                     27,362    14,817
Cash, beginning of period                       14,817         -
Cash, end of period                           $ 42,179  $ 14,817

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                           YEAR
                                                          ENDED
                                                        DEC. 31,
                                                           1992
                                                  (000's omitted)
OPERATING ACTIVITIES:
Net income (loss)                                       $ 21,795
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
 Depreciation and amortization                            15,875
 Loss from disposal of production facilities                   -
 Environmental and other charges (credits)                     -
 Losses of equity investment                                   -
 Cumulative effect of changes in accounting
   principles                                                  -
Changes in assets and liabilities net of
purchase price activity:
 Accounts receivable                                      14,699
 Inventories                                              16,345
 Prepaid expenses and other assets                           986
 Accrued restructuring, integration,
  disposal and environmental                             (25,735)
 Income and other taxes                                    2,789
 Accounts payable and accrued liabilities                (15,951)
 Deferred income taxes                                         -
   Net cash provided (used) by operating
    activities                                            30,803
INVESTING ACTIVITIES:
 Investment in acquired subsidiaries                      (3,700)
 Capital expenditures                                    (11,156)
 Deferred program costs                                   (2,086)
 Proceeds from disposal of production
   facilities                                                451
 Proceeds from sale of fixed assets                        2,282
 Other, net                                                  742
   Net cash provided (used) by investing
    activities                                           (13,467)
FINANCING ACTIVITIES:
 Cash received from Cooper Industries for
   factored accounts receivable                                -
 Cash paid to Cooper Industries for
   factored accounts receivable                                -
 Payment of debt                                         (22,077)
 Issuance of debt                                              -
 Net proceeds from issuance of common stock                  220
   Net cash provided (used) by financing
    activities                                           (21,857)
Increase (decrease) in cash                               (4,521)
Cash, beginning of period                                  4,521
Cash, end of period                                     $      -

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                              Common Stock     Capital in
                            Shares     Par     Excess of  Retained
                            Issued    Value    Par Value  Earnings
                                                    (000's omitted)
Balance, December 31, 1991   20,403  $20,403   $16,616   $138,240
  Net income                                               21,795
  Stock plans                                     (567)
  Pension equity adjustment
Balance, December 31, 1992   20,403   20,403    16,049    160,035
  Net loss                                                (60,004)
  Stock plans                                     (984)
  Savings/Investment Plan
    match                                         (769)
  Pension equity adjustment
Balance, December 31, 1993   20,403   20,403    14,296    100,031
  Net loss                                                (61,370)
  Stock plans                                     (429)
  Savings/Investment Plan
    match                                         (171)
  Pension equity adjustment
  Issuance of common stock   16,500   16,500    30,188
Balance, May 28, 1994        36,903   36,903    43,884     38,661
  Net income                                                1,039
  Stock plans                   150      150    (2,354)
  Savings/Investment Plan
    match                                       (1,412)
  Pension equity adjustment
  Currency translation
Balance, June 3, 1995        37,053  $37,053   $40,118   $ 39,700




The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(Continued)



                                  EQUITY       TREASURY
                                ADJUSTMENTS     STOCK
                                          (000's omitted)
Balance, December 31, 1991      $ (1,788)      $(45,383)
  Net income
  Stock plans                                       735
  Pension equity adjustment         (535)
Balance, December 31, 1992        (2,323)       (44,648)
  Net loss
  Stock plans                                     1,250
  Savings/Investment Plan
    match                                         1,040
  Pension equity adjustment       (1,700)
Balance, December 31, 1993        (4,023)       (42,358)
  Net loss
  Stock plans                                       546
  Savings/Investment Plan
    match                                           255
  Pension equity adjustment       (1,385)
  Issuance of common stock
Balance, May 28, 1994             (5,408)       (41,557)
  Net income
  Stock plans                                     3,355
  Savings/Investment Plan
    match                                         2,123
  Pension equity adjustment        3,952
  Currency translation             1,519
Balance, June 3, 1995           $     63       $(36,079)


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The company is engaged principally in the design, engineering, production and marketing of high-technology forged and investment cast metal and composite components used for a wide variety of aerospace and power generation applications.

     On May 24, 1994, the company's Board of Directors voted to change the company's fiscal year end from one which ended on December 31 to one which ends on the Saturday nearest to May 31.

     On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. The accompanying consolidated financial statements include the accounts of Cameron from the date of the acquisition. Cameron's operating results from May 26, 1994 to May 28, 1994 are not material to the consolidated statement of operations for the five month period ended May 28, 1994. The unaudited statement of operations and cash flows for the year ended May 28, 1994 are presented for comparative purposes only.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: Sales and income are recognized at the time products are shipped.

RECLASSIFICATIONS: Where appropriate, prior year amounts have been reclassified to permit comparison.

CASH AND CASH EQUIVALENTS: Cash equivalents include short-term investments with maturities of less than three months at the time of investment.

INVENTORIES: Inventories are valued at both the lower of first-in, first-out (FIFO) cost or market, or for certain forgings and castings raw material and work-in-process inventories, the last-in, first-out (LIFO) method. On certain orders, usually involving lengthy raw material procurement and production cycles, progress payments are reflected as a reduction of inventories. Product repair costs are expensed as incurred.

LONG-TERM, FIXED PRICE CONTRACTS: A substantial portion of the company's revenues is derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. Losses on such contracts are provided when available information indicates that

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the sales price is less than a fully allocated cost projection.
As part of the company's acquisition of Cameron on May 26, 1994, loss reserves on backlog and long-term pricing agreements are included on the balance sheet (see Footnote C).

DEPRECIABLE ASSETS: Property, plant and equipment, including significant renewals and betterments, are capitalized at cost and are depreciated on the straight-line method. Generally, depreciable lives range from 10 to 20 years for land improvements, 10 to 40 years for buildings and 5 to 15 years for machinery and equipment. Tooling production costs are primarily classified as machinery and equipment and are capitalized at cost less associated revenue and depreciated over 5 years.

BANK FEES: Bank fees and related costs of obtaining credit facilities are recorded as other assets and amortized over the term of the facilities.

EARNINGS (LOSS) PER SHARE: Per-share data are computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents related to outstanding stock options are included in per-share computations unless their inclusion would be antidilutive.

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The company restricts investment of temporary cash investments to financial institutions with high credit standing.

The company has approximately 550 active customers. However, the company's accounts receivable are concentrated with a small number of Fortune 500 companies with whom the company has long-standing relationships. Accordingly, management considers credit risk to be low. Five customers accounted for 50.0% of the company's revenues during the year ended June 3, 1995, 50.6% for the five months ended May 28, 1994, 55.6% for the year ended December 31, 1993 and 52.7% for the year ended December 31, 1992. General Electric Company ("GE") and United Technologies Corporation ("UT") each accounted for more than 10% of the company's revenues as follows:

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($000's omitted)
                          FIVE
            YEAR        MONTHS
           ENDED         ENDED              YEAR ENDED
          JUNE 3,      MAY 28,             DECEMBER 31,
             1995 %       1994  %       1993  %       1992  %
GE       $101,261 26   $17,226  20   $55,585  23   $62,740  21
UT         58,873 15    13,930  16    37,060  16    48,920  17

CURRENCY TRANSLATION: For foreign operations, the local currency is the functional currency. Assets and liabilities are translated at year-end exchange rates, and statement of operations items are translated at the average exchange rates for the year. Translation adjustments are reported in equity adjustments as a separate component of stockholders' equity which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature.

RESEARCH AND DEVELOPMENT: Research and development expenses, including related depreciation, amounted to $2,213,000, $733,000, $2,778,000 and $3,013,000 for the year ended June 3, 1995, five months ended May 28, 1994 and for the years ended December 31, 1993 and 1992, respectively.

INTANGIBLE ASSETS: Intangible assets consists primarily of costs of acquired businesses in excess of net assets acquired and are amortized on a straightline basis over periods up to 35 years.
On a periodic basis, the company estimates the future undiscounted cash flows of the business to which the costs of acquired businesses in excess of net assets acquired relate in order to ensure that the carrying value of such intangible asset has not been impaired.

B.   ACQUISITION

     On May 26, 1994, the company acquired all of the outstanding stock of Cameron from Cooper Industries, Inc. for 16,500,000 shares of the company's common stock valued at $46,687,000, direct costs of $3,050,000, a note payable to Cooper Industries, Inc. of $3,186,000 net of discount of $1,414,000, $400,000 in cash at closing and a final cash settlement of $3,591,000. Cameron and its subsidiaries operate forging facilities in Houston, Texas and Livingston, Scotland, as well as a powder metal operation in Brighton, Michigan. The integration of Cameron's operations with the company's is progressing substantially as planned. The acquisition was accounted for as a purchase transaction. The company's results of operations for
fiscal 1995 include the accounts of Cameron.   The final
allocation of the purchase price of this transaction is reflected in the May 28, 1994 balance sheet as follows:

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000's omitted)
Cost of acquisition:
  Issuance of 16,500 shares of common
    stock to Cooper, direct expenses of
    $3,050 and $3,591 final price
    adjustment                                      $53,328
  Note payable to Cooper net of discount
    of $1,414 (included in other long-term
    liabilities on the balance sheet)                 3,186
  Cash paid to Cooper at closing                        400
                                                     56,914
Estimated costs to integrate Cameron into
  the company                                         6,993
                                                    $63,907
Allocation of cost of acquisition:
  Fair value of property, plant and equipment       $81,183
  Less excess of fair value of net assets
    acquired over purchase price                    (30,712)
                                                     50,471
  Other assets acquired and liabilities assumed      13,436
                                                    $63,907

     The allocation of the cost of the acquisition has been made on the basis of the fair market value of the individual assets and liabilities acquired. Direct costs of the acquisition of Cameron and liabilities assumed are $5,200,000 and $900,000, respectively, lower than originally estimated at May 28, 1994.

     The Unaudited Pro Forma Combined financial data of the company with Cameron as though Cameron had been acquired as of the beginning of each period presented are as follows:

                               FIVE MONTHS
                                    ENDED      YEAR ENDED
                                  MAY 28,    DECEMBER 31,
                                     1994            1993
 (000's omitted, except per-share data)
Revenue                         $151,834      $389,295
Income (loss) before
  cumulative effect of
  changes in accounting
  principles                    $(71,525)     $(39,271)
Net income (loss)               $(71,525)     $(82,271)
Income (loss) per share
  before cumulative effect
  of changes in accounting
  principles                    $  (2.07)     $  (1.14)
Net income (loss) per share     $  (2.07)     $  (2.38)

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


C.   BALANCE SHEET INFORMATION

     Components of selected captions in the consolidated balance sheets follow:

                                   JUNE 3,        May 28,
                                      1995           1994
                                           (000's omitted)
PROPERTY, PLANT AND EQUIPMENT:

Land, buildings and improvements   $100,399       $ 92,150
Machinery and equipment             278,691        272,429
Under construction                    6,282          4,722
                                    385,372        369,301
Less accumulated depreciation       243,975        229,612
                                   $141,397       $139,689

INTANGIBLE ASSETS:

Pension intangible                 $  5,568       $  6,527
Costs in excess of net assets
  acquired                           28,786         29,586
Less:  Accumulated amortization      (9,059)        (8,354)
                                   $ 25,295       $ 27,759

OTHER ASSETS:

Cash surrender value of company-
  owned life insurance policies    $  7,974       $ 12,341
Other                                 6,839         14,831
                                   $ 14,813       $ 27,172

ACCRUED LIABILITIES AND OTHER:

Accrued payroll and benefits       $ 11,511       $  9,900
Restructuring, integration,
  disposal and environmental
  reserves                           10,219         19,082
Payroll and other taxes               3,139          2,511
Loss on long-term contracts           7,407          8,334
Other                                23,577         20,324
                                   $ 55,853       $ 60,151

DEFERRED INCOME TAXES AND OTHER:

Deferred income taxes              $  2,623       $  2,623
Loss on long-term contracts           3,413         12,000
Other long-term liabilities          15,663         16,306
                                   $ 21,699       $ 30,929

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


D.   INVENTORIES

Inventories consisted of the following:

                                   JUNE 3,        MAY 28,
                                      1995           1994
                                          (000's omitted)
Raw material                       $26,440        $13,706
Work-in-process                     54,310         54,570
Other                                3,228          2,286
                                    83,978         70,562
Less progress payments               5,165          4,825
                                   $78,813        $65,737

     If all inventories valued at LIFO cost had been valued at FIFO cost or market which approximates current replacement cost, inventories would have been $21,584,000 and $27,758,000 higher than reported at June 3, 1995 and May 28, 1994, respectively.

     LIFO inventory quantities were reduced in each of the periods presented below, resulting in the liquidation of LIFO inventories carried at the lower costs prevailing in prior years compared with the cost of current purchases which has a favorable effect on income from operations. Inflation and deflation have negative and positive effects on income from operations, respectively. The effects of lower quantities, inflation or deflation were as follows:

                                      FIVE
                          YEAR      MONTHS
                         ENDED       ENDED       YEAR ENDED
                       JUNE 3,     MAY 28,      DECEMBER 31,
                          1995        1994    1993      1992
(000's omitted)
Lower quantities       $ 7,567     $2,050    $5,469    $18,388
(Inflation) deflation   (1,393)     1,085     4,450      2,448
Net increase to income
  from operations      $ 6,174     $3,135    $9,919    $20,836


Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


E.   SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consisted of the following:

                                     JUNE 3,      MAY 28,
                                        1995         1994
(000's omitted)
Borrowings due within one year:
  Current portion of long-term debt  $    77      $    77
Borrowings under U.K. Credit
  Agreement                            3,838            -
     Total borrowings due within
       one year                      $ 3,915      $    77

Long-term debt:
  Senior Notes                       $90,000      $90,000
  Other                                  308          385
     Total long-term debt            $90,308      $90,385

     During 1993, the company issued $90,000,000 of 10 3/4% Senior Notes due March 2003 (the "Senior Notes") under an indenture between the company and a bank as trustee. The Senior Notes pay interest semi-annually. The Senior Notes are general unsecured obligations of the company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the company. The indenture contains certain covenants including limitations on indebtedness, restrictive payments including dividends, liens, and disposition of assets.

     The estimated fair value of the Senior Notes was $86,400,000 and $88,200,000 at June 3, 1995 and May 28, 1994 based on third party valuations.

     On May 20, 1994, the company initiated, through a new subsidiary, Wyman-Gordon Receivables Corporation ("WGRC"), a revolving credit agreement with a group of five banks ("Receivables Financing Program"). WGRC is a separate corporate entity from Wyman-Gordon Company and its other subsidiaries, with its own separate creditors. WGRC's business is the purchase of accounts receivable from Wyman-Gordon Company and certain of its subsidiaries ("Sellers"), and neither WGRC on the one hand nor the Sellers (or subsidiaries or affiliates of the Sellers) on the other have agreed to pay or make their assets available to pay creditors of others. WGRC's creditors have a claim on its assets prior to those assets becoming available to any creditors of any of the Sellers. The facility provides for a total commitment by the banks of up to $65,000,000, including a letter of credit subfacility of up to $35,000,000.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     There were no borrowings outstanding at June 3, 1995 and May 28, 1994, but the company had issued $10,009,000 and $5,139,000 of letters of credit under the Receivables Financing Program, respectively. As of June 3, 1995 and May 28, 1994, total availability based on eligible receivables was $44,816,000 and $15,418,000, respectively. Cameron's accounts receivable became eligible on October 21, 1994.

     Wyman-Gordon Limited, the company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("U.K. Credit Agreement") with a bank ("the Bank") effective November 28, 1994. The maximum borrowing capacity under the U.K. Credit Agreement is 3,000,000 pound sterling with a separate letter of credit or guarantee limit of 1,000,000 pound sterling.
Borrowings bear interest at 1% over the Bank's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 2% over the Bank's base rate. The company is obligated to pay a commitment fee of .75% on letters of credit issued under the U.K. Credit Agreement. The U.K. Credit Agreement is secured by a debenture from Wyman-Gordon Limited and is senior to any intercompany loans. The term of the U.K. Credit Agreement is one year with an evergreen feature. There were 2,415,000 pound sterling or $3,838,000 borrowings outstanding at June 3, 1995 and the company had issued pound sterling 380,000 or $604,000 of letters of credit or guarantees under the U.K. Credit Agreement.

     For the year ended June 3, 1995, the weighted average interest rate on short-term borrowings was 7.3%.

     Annual maturities of long-term debt in the next five years amount to $77,000 per year and $90,000,000 thereafter. The company's promissory note to Cooper Industries, Inc. in the principal amount of $4,600,000, will be payable in annual installments beginning on June 30, 1997 and each June 30 thereafter until paid in full in amounts provided under the terms of the "Stock Purchase Agreement" with Cooper Industries, Inc.

                                   FIVE
                         YEAR    MONTHS
                        ENDED     ENDED       YEAR ENDED
                      JUNE 3,   MAY 28,      DECEMBER 31,
                         1995      1994      1993     1992
(000's omitted)
Interest on debt      $ 9,929   $3,973    $ 8,741   $5,171
Capitalized interest     (397)    (152)      (544)    (218)
Amortization of
  financing fees and
  other                 1,495    1,562      2,626    2,568
Interest expense      $11,027   $5,383    $10,823   $7,521

     Total interest paid approximates "Interest on debt" stated in the table above.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.   RESTRUCTURING OF OPERATIONS

1991 RESTRUCTURING:

     During 1991, the company incurred charges of $87,966,000 and $11,498,000 in connection with a restructuring program primarily at its forging operations and disposition of its automotive crankshaft forging division, respectively.

     A significant portion of this charge related to the consolidation of forging operations, including severance and other personnel costs. The company has nearly completed its 1991 restructuring plan. Some consolidation activities still remain to be completed requiring cash outlays of approximately $1,700,000 and $600,000 in fiscal 1996 and 1997, respectively.
Deferred compensation of approximately $1,500,000 will be payable over the next several years under the terms of a severance agreement. The divestiture of the company's automotive crankshaft forging division is virtually complete with minor costs remaining.

1993 DISPOSITION:

     In 1993, the company sold substantially all of the net assets and business operations of Wyman-Gordon Composites, Inc.
and recorded a non-cash charge on the sale in the fourth quarter of 1993 of $2,453,000.

1994 RESTRUCTURING:

     The company recorded a charge of $6,450,000 in May 1994, $5,200,000 for closing a castings facility, of which $1,100,000 required cash, and $1,250,000 to write-down castings fixed assets to their net realizable value. The non-cash items amounting to $5,350,000 were charged against the reserve in May 1994. A $600,000 cash charge was made against the reserve in fiscal 1995 and cash charges of $500,000 are expected to be incurred in fiscal 1996.

1994 CAMERON INTEGRATION COSTS:

     Based on the company's plans for the integration of Cameron, in May 1994, the company recorded an integration restructuring charge totalling $24,100,000 which consisted of estimated cash costs of $12,700,000 and estimated non-cash charges of $11,400,000 for asset revaluations. Cash costs include relocating machinery, equipment, tooling and dies of the company as well as relocation and severance costs related to personnel of the company. Non-cash charges included the write-down of certain assets of the company, including portions of metal production facilities and certain forging, machining and testing equipment to net realizable value as a result of consolidating certain systems and facilities, idling certain machinery and equipment, and eliminating certain processes, departments and operations as a result of the acquisition.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     In the fourth quarter of fiscal 1995, after a year of evaluating the combined forgings operations and concluding that most of its integration activities had been completed or were adequately provided for within the remaining integration restructuring reserves, the company determined that severance and other personnel costs were $1,900,000 lower and movement of machinery, equipment and tooling and dies costs were $2,500,000 lower than originally estimated. Additionally, the company had originally identified certain machinery and equipment expected to become redundant as a result of the integration of Cameron's operations with those of the company's. These redundancies were $2,300,000 higher than the company's original estimates. As a result, the company took into income from operations, an integration restructuring credit in the amount of $2,100,000. At June 3, 1995, the company estimates the remaining integration activities will require cash outlays of approximately $4,100,000 in fiscal 1996 and $1,600,000 thereafter. Most of these future expenditures represent costs associated with consolidation and reconfiguration of production facilities and relocation or severance costs.

CAMERON PURCHASE CASH COSTS:

     Included as part of the Cameron purchase price allocation the company recorded $12,200,000 for direct cash costs related to the acquisition and integration of Cameron for relocation of Cameron machinery and dies, severance of Cameron personnel and other costs. At June 3, 1995, it was determined that the cash costs of the acquisition were $5,200,000 lower than originally estimated. The company made $4,100,000 of cash charges against these reserves in fiscal 1995, and the remaining activities will require estimated cash outlays of $2,900,000.

     A summary of charges made or estimated to be made against restructuring, integration and disposal reserves is as follows:

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                            YEAR
                                                           ENDED
                                                        DEC. 31,
                                                TOTAL       1991
(000's omitted)
1991 RESTRUCTURING:
  CASH:
  Consolidation and reconfiguration of
    facilities                                $32,600   $   700
  Severance and deferred compensation           6,400         -
     Total cash charges                        39,000       700
  NON-CASH:
  Asset revaluation                            56,000    51,900
     Total 1991 Other Charges                 $95,000   $52,600
1993 DISPOSITION:
  NON-CASH:
  Disposition of production facilities        $ 2,453   $     -
     Total 1993 Other Charges                 $ 2,453   $     -
1994 RESTRUCTURING:
  1994 RESTRUCTURING:
  CASH:
  Casting facility closure                    $ 1,100   $     -
  NON-CASH:
  Casting facility closure                      4,100         -
  Other                                         1,250         -
     Total non-cash charges                     5,350         -
     Total 1994 Restructuring                   6,450         -
  1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                            4,300         -
  Severance and other personnel costs           4,000         -
     Total cash charges                         8,300         -
  NON-CASH:
  Asset revaluation                            13,700         -
  Credits to reserves                           2,100         -
     Total non-cash charges                    15,800         -
     Total 1994 Cameron integration costs      24,100         -
     Total 1994 Other Charges                 $30,550   $     -
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 3,200   $     -
  Severance of Cameron personnel                3,800         -
     Total Cameron Purchase Cash Costs        $ 7,000   $     -
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $(2,100)  $     -
     Total 1995 Other Charges                 $(2,100)  $     -
  Total Cash                                  $55,400   $   700
  Total Non-cash                              $77,503   $51,900


Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                  YEAR      YEAR
                                                 ENDED     ENDED
                                              DEC. 31,  DEC. 31,
                                                  1992      1993
(000's omitted)
1991 RESTRUCTURING:
  CASH:
  Consolidation and reconfiguration of
    facilities                                $21,100   $ 4,800
  Severance and deferred compensation           2,200     2,000
     Total cash charges                        23,300     6,800
  NON-CASH:
  Asset revaluation                             2,400     1,700
     Total 1991 Other Charges                 $25,700   $ 8,500
1993 DISPOSITION:
  NON-CASH:
  Disposition of production facilities        $     -   $ 2,453
     Total 1993 Other Charges                 $     -   $ 2,453
1994 RESTRUCTURING:
  1994 RESTRUCTURING:
  CASH:
  Casting facility closure                    $     -   $     -
  NON-CASH:
  Casting facility closure                          -         -
  Other                                             -         -
     Total non-cash charges                         -         -
     Total 1994 Restructuring                       -         -
  1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                                -         -
  Severance and other personnel costs               -         -
     Total cash charges                             -         -
  NON-CASH:
  Asset revaluation                                 -         -
  Credits to reserves                               -         -
     Total non-cash charges                         -         -
     Total 1994 Cameron integration costs           -         -
     Total 1994 Other Charges                 $     -   $     -
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $     -   $     -
  Severance of Cameron personnel                    -         -
     Total Cameron Purchase Cash Costs        $     -   $     -
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $     -   $     -
     Total 1995 Other Charges                 $     -   $     -
  Total Cash                                  $23,300   $ 6,800
  Total Non-cash                              $ 2,400   $ 4,153


Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                           FIVE MONTHS      YEAR
                                                 ENDED     ENDED
                                               MAY 28,   JUNE 3,
                                                  1994      1995
(000's omitted)
1991 RESTRUCTURING:
  CASH:
  Consolidation and reconfiguration of
    facilities                                $ 1,400   $ 2,300
  Severance and deferred compensation             300       400
     Total cash charges                         1,700     2,700
  NON-CASH:
  Asset revaluation                                 -         -
     Total 1991 Other Charges                 $ 1,700   $ 2,700
1993 DISPOSITION:
  NON-CASH:
  Disposition of production facilities        $     -   $     -
     Total 1993 Other Charges                 $     -   $     -
1994 RESTRUCTURING:
  1994 RESTRUCTURING:
  CASH:
  Casting facility closure                    $     -   $   600
  NON-CASH:
  Casting facility closure                      4,100         -
  Other                                         1,250         -
     Total non-cash charges                     5,350         -
     Total 1994 Restructuring                   5,350       600
  1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                                -       800
  Severance and other personnel costs               -     1,800
     Total cash charges                             -     2,600
  NON-CASH:
  Asset revaluation                            11,400     2,300
  Credits to reserves                               -     2,100
     Total non-cash charges                    11,400     4,400
     Total 1994 Cameron integration costs      11,400     7,000
     Total 1994 Other Charges                 $16,750   $ 7,600
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $     -   $ 1,700
  Severance of Cameron personnel                    -     2,400
     Total Cameron Purchase Cash Costs        $     -   $ 4,100
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $     -   $(2,100)
     Total 1995 Other Charges                 $     -   $(2,100)
  Total Cash                                  $ 1,700   $10,000
  Total Non-cash                              $16,750   $ 2,300


Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                  YEAR
                                                 ENDED
                                               JUNE 1,    THERE-
                                                  1996     AFTER
(000's omitted)
1991 RESTRUCTURING:
  CASH:
  Consolidation and reconfiguration of
    facilities                                $ 1,700   $   600
  Severance and deferred compensation             200     1,300
     Total cash charges                         1,900     1,900
  NON-CASH:
  Asset revaluation                                 -         -
     Total 1991 Other Charges                 $ 1,900   $ 1,900
1993 DISPOSITION:
  NON-CASH:
  Disposition of production facilities        $     -   $     -
     Total 1993 Other Charges                 $     -   $     -
1994 RESTRUCTURING:
  1994 RESTRUCTURING:
  CASH:
  Casting facility closure                    $   500   $     -
  NON-CASH:
  Casting facility closure                          -         -
  Other                                             -         -
     Total non-cash charges                         -         -
     Total 1994 Restructuring                     500         -
  1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                            2,100     1,400
  Severance and other personnel costs           2,000       200
     Total cash charges                         4,100     1,600
  NON-CASH:
  Asset revaluation                                 -         -
  Credits to reserves                               -         -
     Total non-cash charges                         -         -
     Total 1994 Cameron integration costs       4,100     1,600
     Total 1994 Other Charges                 $ 4,600   $ 1,600
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 1,100   $   400
  Severance of Cameron personnel                1,300       100
     Total Cameron Purchase Cash Costs        $ 2,400   $   500
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $     -   $     -
     Total 1995 Other Charges                 $     -   $     -
  Total Cash                                  $ 8,900   $ 4,000
  Total Non-cash                              $     -   $     -


Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


G.   ENVIRONMENTAL MATTERS

     The company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Nevertheless, the company believes that compliance with these laws and regulations will not have a material adverse effect on the company's operations as a whole. In 1991, the company recorded a charge of $7,000,000 with respect to environmental investigation and remediation costs at one of the company's facilities. During the five months ended May 28, 1994, the company provided an additional $2,000,000 to the current estimated cost of remediation and established a $3,500,000 purchase accounting reserve related to environmental issues at Cameron. Additionally, a charge of $5,000,000 against potential environmental remediation costs upon the eventual sale of another facility was included in the 1991 restructuring charge. As of June 3, 1995, aggregate environmental reserves amounted to $16,967,000 and have been provided for expected cleanup expenses estimated between $6,000,000 and $7,000,000 upon the planned sale of a facility, certain environmental issues at Cameron amounting to approximately $3,500,000 and the exposures noted in the following paragraphs, which include certain capitalizable amounts for environmental management and remediation projects.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of a facility from the federal government in 1982, the company agreed to make additional expenditures for environmental management and remediation projects at that site during the period 1982 through 1999. Approximately $6,100,000 of future expenditures remain as of June
3, 1995.   The company, together with numerous other parties, has
also been alleged to be a potentially responsible party at four federal or state Superfund sites. The company does not believe that liabilities related to such sites will be material in the aggregate.

     The company's Grafton, Massachusetts plant location is included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan for low-level radioactive waste as a "Priority C" (lowest priority) site. The NRC conducted a long range dose assessment in 1992, and concluded that the site should be remediated. However, the company believes the NRC's draft assessment was flawed and has challenged that draft assessment. The company has provided $1,500,000 for the estimated cost of the remediation. The company believes that it may have meritorious claims for reimbursement from the U.S. Air Force in respect of any liabilities it may have for such remediation.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The company has been named in a suit which relates to the clean-up of a privately owned site in Massachusetts formerly used as an impoundment lagoon from which hazardous material is alleged to have spilled. A proposed agreement would allocate 33% of the clean-up costs to the company. An insurance company is defending the company's interests, and the company believes that any recovery against the company would be covered by insurance. A consulting firm retained by the PRP group has recently made a preliminary remediation cost estimate of $300,000 to $9,900,000, depending on the level of toxicity found and the method of remediation ultimately used.


H.   BENEFIT PLANS

     The company and its subsidiaries have pension plans covering substantially all employees. Benefits are generally based on years of service and a fixed monthly rate or average earnings during the last years of employment. Pension plan assets are invested in equity and fixed income securities, pooled funds including real estate funds and annuities. Company contributions are determined based upon the funding requirements of U.S. and other governmental laws and regulations.

     A reconciliation between the amounts recorded on the consolidated balance sheets and the summary tables of the funding status of the pension plans are as follows:

                                         JUNE 3,     MAY 28,
                                            1995        1994
(000's omitted)
Pension liability per balance sheet     $(9,589)    $(14,462)
Prepaid pension expense included in
  prepaid expenses in the balance
  sheet                                   1,639        2,769
UK pension liability                        789          750
Net pension liability                   $(7,161)    $(10,943)

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


U.S. PENSION PLANS

      Pension expense for the U.S. pension plans included the following components:

                                    FIVE
                          YEAR    MONTHS
                         ENDED     ENDED       YEAR ENDED
                       JUNE 3,   MAY 28,      DECEMBER 31,
                          1995      1994     1993      1992
(000's omitted)
Service cost            $ 2,938  $   917   $ 1,720   $ 1,937
Interest cost on
  projected benefit
  obligation             10,842    4,373    10,955    11,083
Actual return on assets  (8,205)  (2,248)  (18,107)   (6,849)
Net amortization and
  deferral of actuarial
  gains (losses)         (1,385)  (1,798)    8,208    (3,403)
Net pension expense     $ 4,190  $ 1,244   $ 2,776   $ 2,768

Assumed long-term rate
  of return on plan
  assets                    9.0%     9.0%      9.0%      9.0%

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     A summary of the funding status of the U.S. pension plans and a reconciliation to the amounts recorded in the consolidated balance sheets are as follows:

                                                     JUNE 3, 1995
                                                  (000's omitted)

                                     ASSETS  ACCUMULATED
                                  EXCEEDING     BENEFITS
                                ACCUMULATED    EXCEEDING
                                   BENEFITS       ASSETS   TOTAL
Actuarial present value of
  benefit obligations:
  Vested                         $ 82,042     $ 46,202    $128,244
  Nonvested                           349          324         673
  Accumulated benefit obligation   82,391       46,526     128,917
  Impact of forecasted salary
    increases during future
    periods                         5,737          339       6,076
  Projected benefit obligation
    for employee service to date   88,128       46,865     134,993
Current fair market value of
  plan assets                     101,933       30,967     132,900
Excess (shortfall) of plan
  assets over (under) projected
  benefit obligation               13,805      (15,898)     (2,093)
Unrecognized net (gain) loss      (10,261)       1,771      (8,490)
Unrecognized net (asset)
  obligation at transition           (455)       4,912       4,457
Unrecognized prior service cost     5,290        2,456       7,746
Adjustment required to
  recognize minimum liability           -       (8,800)     (8,800)
Net periodic pension cost
  April 1, 1995 to June 3, 1995       (48)        (650)       (698)
Contributions April 1, 1995 to
  June 3, 1995                          -          717         717
Net prepaid pension expense
  (pension liability)            $  8,331     $(15,492)   $ (7,161)
Estimated annual increase in
  future salaries                                              3-5%
Weighted average discount rate                                 9.0%



     A measurement date of March 31 has been used for determining the disclosure information. Expense recognition and contributions received during the period April 1 through fiscal year-end are then recognized to bring the accrued or prepaid expense to June 3, 1995 and May 28, 1994 balances.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                     MAY 28, 1994
                                                  (000's omitted)

                                     ASSETS  ACCUMULATED
                                  EXCEEDING     BENEFITS
                                ACCUMULATED    EXCEEDING
                                   BENEFITS       ASSETS   TOTAL
Actuarial present value of
  benefit obligations:
  Vested                         $ 91,533     $ 50,639    $142,172
  Nonvested                           341          398         739
  Accumulated benefit obligation   91,874       51,037     142,911
  Impact of forecasted salary
    increases during future
    periods                         6,798          235       7,033
  Projected benefit obligation
    for employee service to date   98,672       51,272     149,944
Current fair market value of
  plan assets                     103,349       31,390     134,739
Excess (shortfall) of plan
  assets over (under) projected
  benefit obligation                4,677      (19,882)    (15,205)
Unrecognized net (gain) loss       (1,274)       5,121       3,847
Unrecognized net (asset)
  obligation at transition           (522)       5,965       5,443
Unrecognized prior service cost     5,706        2,860       8,566
Adjustment required to
  recognize minimum liability           -      (13,712)    (13,712)
Net periodic pension cost
  April 1, 1994 to May 28, 1994        34         (507)       (473)
Contributions April 1, 1994 to
  May 28, 1994                          -          591         591
Net prepaid pension expense
  (pension liability)            $  8,621     $(19,564)   $(10,943)
Estimated annual increase in
  future salaries                                              3-5%
Weighted average discount rate                                 7.5%


Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.K. PENSION PLAN

     Pension expense for the U.K. pension plan included the following:

                                  YEAR ENDED
                                 JUNE 3, 1995
                                 (000's omitted)
Service cost                       $   692
Interest cost                        1,189
Expected return on assets           (1,084)
     Net pension expense           $   797

     The U.K. pension plan's assets and liabilities were rolled over from the former Cameron plan during fiscal 1995. The funded status of the U.K. pension plan is as follows:

                                   JUNE 3, 1995
                                   (000's omitted)
Fair value of plan assets            $14,682
Projected benefit obligation          15,247
Plan assets less than projected
  benefit obligation                    (565)
Unrecognized net gain (loss)             498
Accrued pension cost                 $   (67)
Accumulated benefits                 $13,472
Vested benefits                      $13,472

Assumed long-term rate of return
  on plan assets                         9.0%
Weighted average discount rate           9.0%
Rate of salary increase                  6.0%

     The company also maintains a 401(k) plan for most full-time salaried employees. Employer contributions to the defined contribution plan are made at the company's discretion and are reviewed periodically. Such contributions amounted to $136,000 for the year ended June 3, 1995, $591,000 for the five months ended May 28, 1994, and $134,000 and $375,000 for the years ended December 31, 1993 and 1992, respectively. Additionally, for the year ended June 3, 1995, the five months ended May 28, 1994 and the years ended December 31, 1993 and 1992, the company contributed 120,261; 14,432; 58,927 and 0 shares of common stock from Treasury to its defined contribution plan, respectively, and recorded expense relating thereto of $711,000, $84,000, $271,000 and $0, respectively.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.   OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the company and its subsidiaries provide most retired employees with health care and life insurance benefits. The majority of these health care and life insurance benefits are provided through insurance companies, some of whose premiums are computed on a cost plus basis. The annual cost of these benefits on the expense-as-incurred basis amounted to $4,849,000 in 1992.

     Effective January 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires companies to accrue postretirement benefits during the years the employees are working and earning benefits for retirement, as contrasted to the expense-as-incurred basis that the company followed in 1992 and prior years. The company elected to recognize the cumulative effect of the accounting change, resulting in a non-cash reduction in earnings in 1993 of $43,000,000 or $2.39 per share.

     Most of the Forgings Division and Corporate retirees and full-time employees are or become eligible for these postretirement health care and life insurance benefits if they meet minimum age and service requirements. There are certain retirees for which company cost and liability are affected by future increases in health care cost. The liabilities have been developed assuming a medical trend rate for growth in future health care claim levels from the assumed 1994 level. The change to the accumulated postretirement benefit obligation for each 1.0% change in these assumptions is $850,000. The change in the annual SFAS 106 expense for each 1.0% change in these assumptions is $78,000. The weighted average discount rate used in determining the amortization of the accumulated postretirement benefit obligation was 9.0% and 7.5% at June 3, 1995 and May 28, 1994, respectively, and the average remaining service life was 20 years.

     Net periodic benefit expense consists of the following components:

                                      FIVE
                           YEAR     MONTHS
                          ENDED      ENDED     YEAR ENDED
                         JUNE 3,   MAY 28,    DECEMBER 31,
                           1995       1994            1993
                                               ($000's omitted)
Service cost             $  350    $   85       $  170
Interest on the
  accumulated benefit
  obligation              3,990     1,540        3,660
     Total postretirement
       benefit expense   $4,340    $1,625       $3,830

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The company has no plans for funding the liability and will continue to pay for retiree medical costs as they occur. The components of the accumulated postretirement benefit obligation are as follows:

                                         JUNE 3,    MAY 28,
                                            1995       1994
                                           (000's omitted)
Accumulated postretirement
  benefit obligation:
  Retirees                              $41,323     $43,285
  Fully eligible active plan
    participants                          5,180       5,239
  Other active plan participants          7,023       6,778
                                         53,526      55,302
Plan assets at fair value                     -           -
Accumulated postretirement benefit
  obligation in excess of plan assets    53,526      55,302
Unrecognized net gain (loss) from
  past experience different from
  that assumed and from changes
  in assumptions                            901      (3,454)
Prior service cost not yet recognized
  in net periodic postretirement
  benefit cost                           (2,000)          -
Accrued postretirement benefit cost     $52,427     $51,848

J.   FEDERAL, FOREIGN AND STATE INCOME TAXES

     As of January 1, 1993, the company adopted financial Accounting Standards Board Statement No. 109, "Accounting for
Income Taxes" ("SFAS 109").   As permitted under SFAS 109, the
company has elected not to restate the financial statements of prior years. The impact of this change on the results of operations for the year ended December 31, 1993 was immaterial.

     The company has not recognized an income tax benefit
(provision) during the year ended June 3, 1995, the five months ended May 28, 1994, or the years ended December 31, 1993 and 1992, respectively.

     The company received income tax refunds of $0, $138,000, $282,000 and $3,725,000 during the years ended June 3, 1995, the five months ended May 28, 1994, and the years ended December 31, 1993 and 1992, respectively.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The benefit (provision) for income taxes is at a rate other than the federal statutory tax rate for the following reasons:

                                       FIVE
                             YEAR    MONTHS
                            ENDED     ENDED        YEAR ENDED
                          JUNE 3,   MAY 28,       DECEMBER 31,
                             1995      1994     1993      1992
                                               (000's omitted)
U.S. federal statutory
  tax rate               $  (363)  $ 21,480  $ 5,781   $(7,410)
Recognition of previously
  unrecognized deferred
  tax assets               1,749          -        -     7,410
Tax carryforwards without
  current tax benefits
  (foreign in 1995 and
  U.S. federal in 1994
  and 1993)               (1,386)   (21,480)  (5,781)        -
Income tax benefit
  (provision)            $     -   $      -  $     -   $     -

     Tax net operating loss carryforwards of $67,000,000 begin expiring in the year 2006. The company has experienced significant operating losses and there is no assurance that the net operating loss carryforwards will be utilized, therefore, a valuation allowance of $67,731,000 and $69,716,000 at June 3, 1995 and May 28, 1994 has been recognized, respectively.

     The principal components of deferred tax assets and liabilities were as follows:

                                   JUNE 3, 1995   MAY 28, 1994
                                               (000's omitted)
DEFERRED TAX ASSETS
  Provision for postretirement
    benefits                        $21,512        $21,228
  Net operating loss carryforwards   23,585         19,230
  Restructuring provisions           26,602         35,804
  Other                               6,496          5,768
                                     78,195         82,030
  Valuation allowance               (67,731)       (69,716)
                                     10,464         12,314

DEFERRED TAX LIABILITIES
  Accelerated depreciation            9,393         10,069
  Other                               3,694          4,868
                                     13,087         14,937
Net deferred tax liability          $ 2,623        $ 2,623

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The net deferred tax liability is included in "Deferred income taxes and other" on the accompanying consolidated balance sheets.

     The company is seeking refunds of prior year's federal taxes paid, which, if fully realized, could have a material favorable impact on the company's financial position. A reasonable estimation of the potential recovery cannot be made at this time and, accordingly, no adjustment has been made in the financial statements with respect to the claim.


K.   STOCK OPTION PLANS

     The company's Long-Term Incentive Plan (the "Plan") is administered by the Management Resources and Compensation Committee of the Board (the "Committee"), which has plenary authority to interpret the Plan and to adopt rules relating thereto. The Committee may also determine the number, frequency and timing of awards, as well as the type of award and its exercise price, if any, prescribe any performance criteria to be met and any restrictions on exercise and determine any other terms or conditions, including schedules for vesting and exercisability and the conditions under which vesting and exercisability may be accelerated, such as in the event of a change in control of the company.

     The Committee may grant awards in the form of non-qualified stock options or incentive stock options to those key employees of the company and its subsidiaries, including executive officers, it selects to purchase in the aggregate up to 1,750,000 shares of newly issued or treasury common stock. The exercise price of non-qualified stock options may not be less than 50% of the fair market value of such shares on the date of grant or, in the case of incentive stock options, 100% of the fair market value on the date of grant. Awards of stock appreciation rights ("SAR's") may also be granted, either in tandem with grants of stock options (and exercisable as an alternative to the exercise of stock options) or separately.

     In addition, the Committee may grant other awards that consist of or are denominated in or payable in shares or that are valued by reference to shares, including, for example, restricted shares, phantom shares, performance units, performance bonus awards or other awards payable in cash, shares or a combination thereof at the Committee's discretion. During fiscal 1995, awards of 150,000 shares of the company's common stock were made subject to restrictions based upon continued employment for a period of five years and the performance of the company. Compensation expense totalling $330,000 relating to the awards was recorded during the year ended June 3, 1995.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The 1975 Executive Long-Term Incentive Program (the
"Program"), as amended, provided for the granting of stock options, alternative common stock appreciation rights and performance bonus award units to key employees of the company and its subsidiaries. The 1975 program expired on December 31, 1992, except as to outstanding grants.

     Option activity under the 1975 Program and the 1991 Plan in the year ended June 3, 1995, the five months ended May 28, 1994 and the years ended December 31, 1993 and 1992 was as follows:

                                    OPTION
                                  PRICE RANGE       SHARES
Outstanding at December 31, 1991 3.75 - 29.00     1,839,246

  Granted                                5.00       321,502
  Terminated                             3.75      (185,001)
  Exercised                              3.75       (16,666)
  Cancelled                      3.75 - 29.00       (65,895)
Outstanding at December 31, 1992 3.75 - 29.00     1,893,186

  Granted                        5.00 -  6.00       285,500
  Terminated                     3.75 - 29.00      (372,480)
  Exercised                              3.75       (70,831)
Outstanding at December 31, 1993                  1,735,375

  Granted                        5.13 -  5.63        88,008
  Terminated                     3.75 - 19.00       (28,185)
  Exercised                      3.75 -  5.00       (30,943)
Outstanding at May 28, 1994                       1,764,255

  Granted                        5.63 - 10.63       365,000
  Terminated                     3.75 - 21.50      (103,922)
  Exercised                      3.75 -  6.25      (190,098)
Outstanding at June 3, 1995                       1,835,235

     Options for 1,203,000; 930,000; 867,000 and 677,000 shares, were exercisable at June 3, 1995, May 28, 1994 and December 31,
1993 and 1992, respectively. At June 3, 1995, 105,000 shares were available for future grants.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


L.   STOCK PURCHASE RIGHTS

     In August 1988, the company adopted a Rights Agreement (the "Rights Agreement"), and in October 1988, the company declared a dividend distribution of one common stock purchase Right on each outstanding share of common stock. The Rights will become exercisable at a purchase price of $50 each on the distribution date which occurs if a person or group acquires or makes an offer to acquire 20% or more of the company's common stock.

     In the event that at any time following the distribution date, (i) a person or group becomes the beneficial owner of 20% or more of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock which the continuing Directors determine to be fair to and otherwise in the best interests of the company and its stockholders), (ii) the company is not the surviving corporation in a merger and its common stock is not changed or exchanged,
(iii) an acquiring person engages in one or more self-dealing transactions as set forth in the Rights Agreement, or (iv) during such time as there is an acquiring person, an event occurs which results in such person's ownership interest being increased by more than 1%, each holder of a Right will thereafter have the right to receive, upon exercise of the Right and payment of the purchase price, common stock or a combination of common stock, cash, preferred stock or debt having a value equal to two times the purchase price of the Right. Alternatively, in such event and with the approval of the continuing Directors, each holder of a Right will have the right, or may be permitted only, to receive shares of common stock having a value equal to the purchase price upon surrender of the Right to the company and without payment of the purchase price. Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph, all Rights that are beneficially owned by the acquiring person will be null and void. However, Rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the company.

     In the event that, at any time following the date on which a person or group acquires 20% or more of the company's outstanding shares (i) the company is acquired in a merger or other business combination transaction in which the company is not the surviving corporation (other than certain exceptions mentioned in the Rights agreement) or (ii) 50% or more of the company's assets or earning power is sold or transferred, each holder of a Right which has not been previously voided shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the Right. The Rights may generally be redeemed by the company at a price of $.02 per Right and they expire in November 1998.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


M.   COMMITMENTS AND CONTINGENCIES

     At June 3, 1995, certain lawsuits arising in the normal course of business were pending. The company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the company's financial position, results of operations or liquidity.

     As of June 3, 1995, the company had invested $4,100,000 in cash towards its share of the capital requirements of its Australian joint venture for the production of nickel-based superalloy. The company is committed to an additional investment of $3,400,000 to the joint venture. The joint venture has entered into a credit agreement with an Australian bank. The company has guaranteed 25% of the joint venture's obligations under the credit agreement totalling $17,300,000. This guarantee expires at such time as the joint venture demonstrates its ability to produce commercially acceptable products.

     The company enters into various foreign exchange contracts to manage its foreign exchange risks. Through its foreign currency hedging activities, the company seeks to minimize the risk that the eventual cash flows resulting from purchase and sale transactions denominated in other than the functional currency of the operating unit will be affected by changes in exchange rates. Foreign currency transaction exposures generally are the responsibility of the company's individual operating units to manage as an integral part of their business. The company hedges its foreign currency transaction exposures based on judgment, generally through the use of forward exchange contracts. Gains and losses on the company's currency transaction hedges are recognized as an adjustment to the underlying hedged transactions. Deferred gains and losses on foreign exchange contracts were not significant at June 3, 1995. The company had foreign exchange contracts totalling $11,600,000 at June 3, 1995. Such contracts include forward contracts of $9,100,000 for the sale of U.K. pounds and $2,500,000 for the purchase of U.K. pounds. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Translation and transaction gains and losses included in fiscal 1995's Consolidated Statements of Operations were not significant.

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


N.   GEOGRAPHIC AND OTHER INFORMATION

     Prior to May 28, 1994 the company operated solely in the United States. Transfers between U.S. and international operations, principally inventory transfers, are charged to the receiving organization at prices sufficient to recover manufacturing costs and provide a reasonable return.

     Certain information on a geographic basis follows:

                                                  FIVE
                                    YEAR          MONTHS
                                    ENDED         ENDED
                                   JUNE 3,        MAY 28,
                                     1995          1994
(000's omitted)
REVENUES FROM UNAFFILIATED
CUSTOMERS:

United States (including
  direct export sales)             $365,666       $ 86,976
United Kingdom                       30,973              -
                                   $396,639       $ 86,976

INTER AREA TRANSFERS:

United States                      $    373       $      -
United Kingdom                        2,528              -
                                   $  2,901       $      -

EXPORT SALES:

United States direct export sales  $ 81,208       $ 13,254


INCOME (LOSS) FROM OPERATIONS:

United States                      $ 14,931       $(55,805)
United Kingdom                       (1,213)             -
                                   $ 13,718       $(55,805)

IDENTIFIABLE ASSETS
(EXCLUDING INTERCOMPANY):

United States                      $289,649       $312,462
United Kingdom                       47,547         39,457
General corporate                    31,868         42,828
                                   $369,064       $394,747

Wyman-Gordon Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for fiscal 1995 and fiscal
1994 were as follows:

QUARTER                      FIRST    SECOND    THIRD    FOURTH
(000's omitted, except per-share data)
YEAR ENDED JUNE 3, 1995

Revenue                     $95,725   $94,974  $96,238   $109,702
Cost of goods sold           86,150    85,105   83,623     92,373
Other charges (credits) and
  environmental charges           -         -        -       (710)
Income (loss) from
  operations                      3       768    3,620      9,327
Net income (loss)            (3,321)   (2,021)     556      5,825
Net income (loss) per share    (.10)     (.06)     .02        .17

YEAR ENDED MAY 28, 1994

Revenue                     $58,452   $56,233  $50,896   $ 59,113
Cost of goods sold           50,433    53,014   50,375     63,994
Other charges (credits) and
  environmental charges           -     2,366       87     32,550
Income (loss) from
  operations                  1,886    (6,298)  (8,447)   (50,798)
Net income (loss)              (816)   (5,642) (11,282)   (54,663)
Net income (loss) per share    (.05)     (.31)    (.63)     (3.02)

[FN]
(a) Income (loss) from operations during the third quarter of the year ended May 28, 1994 reflects charges of $2,400 resulting from a change in estimated cash surrender values provided by the company's insurance actuaries on company-owned life insurance policies.

(b) Income (loss) from operations during the fourth quarter of the year ended May 28, 1994 reflects significant charges amounting to $17,450,000.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


FINANCIAL STATEMENTS

     The following financial statements, together with the report thereon of Ernst & Young LLP dated June 26, 1995 are incorporated by reference to Item 8. Financial Statements and Supplemental
Data in this Form 10-K/A:

     Consolidated Statements of Operations

     Consolidated Balance Sheets

     Consolidated Statements of Cash Flows

     Consolidated Statements of Stockholders' Equity

     Notes to Consolidated Financial Statements




SCHEDULES

     The following additional financial data should be read in conjunction with the consolidated financial statements listed above. Other schedules have been omitted because they are inapplicable or are not required.

                                                 PAGE

     II - Valuation and Qualifying Accounts       S-1


REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Commission during the fourth quarter of fiscal 1995.

            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-8, File Numbers 2-56547, 2-75980, 33-26980, 33-48068 and 33-64503) pertaining to the Wyman-Gordon Company Executive Long-Term Incentive Program (1975) - Amendment No. 6, the Wyman-Gordon Company Stock Purchase Plan, the Wyman-Gordon Company Savings/Investment Plan, the Wyman-Gordon Company Long-Term Incentive Plan and Wyman-Gordon Company Employee Stock Purchase Plan and in the related Prospectuses of our report dated June 26, 1995, with respect to the consolidated financial statements and schedule of Wyman-Gordon Company and subsidiaries for the year ended June 3, 1995, included in this Form 10-K/A.



                                   /S/ ERNST & YOUNG LLP


Boston, Massachusetts
December 5, 1995

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Wyman-Gordon Company
                                (REGISTRANT)

     By       /S/  ANDREW C. GENOR                 December 7, 1995
                   Andrew C. Genor                       Date
        Vice President, Chief Financial Officer
          and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ JOHN M. NELSON         Chairman of the        December 7, 1995
     John M. Nelson       Board of Directors             Date


 /S/ DAVID P. GRUBER          President,           December 7, 1995
     David P. Gruber    Chief Executive Officer          Date
                             and Director


 /S/ ANDREW C. GENOR        Vice President,        December 7, 1995
     Andrew C. Genor    Chief Financial Officer          Date
                           and Treasurer and
                      Principal Financial Officer


 /S/ JEFFREY B. LAVIN     Assistant Corporate      December 7, 1995
     Jeffrey B. Lavin  Controller and Principal          Date
                          Accounting Officer


 /S/ E. PAUL CASEY             Director            December 7, 1995
     E. Paul Casey                                       Date


 /S/ DEWAIN K. CROSS           Director            December 7, 1995
     Dewain K. Cross                                     Date


 /S/ WARNER S. FLETCHER        Director            December 7, 1995
     Warner S. Fletcher                                  Date


 /S/ ROBERT G. FOSTER          Director            December 7, 1995
     Robert G. Foster                                    Date

 /S/ M HOWARD JACOBSON         Director            December 7, 1995
     M Howard Jacobson                                   Date


 /S/ JUDITH S. KING            Director            December 7, 1995
     Judith S. King                                      Date


 /S/ GEORGE S. MUMFORD, JR.    Director            December 7, 1995
     George S. Mumford, Jr.                              Date


 /S/ H. JOHN RILEY, JR.        Director            December 7, 1995
     H. John Riley, Jr.                                  Date


 /S/ JON C. STRAUSS            Director            December 7, 1995
     Jon C. Strauss                                      Date


 /S/ CHARLES A. ZRAKET         Director            December 7, 1995
     Charles A. Zraket                                   Date


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

YEAR ENDED JUNE 3, 1995

Accumulated
Amortization
of Goodwill    $8,354     $  705         -         -    $9,059


FIVE MONTHS ENDED MAY 28, 1994

Accumulated
Amortization
of Goodwill    $7,630     $  724         -         -    $8,354


YEAR ENDED DECEMBER 31, 1993

Accumulated
Amortization
of Goodwill    $6,482     $1,148         -         -    $7,630


YEAR ENDED DECEMBER 31, 1992

Accumulated
Amortization
of Goodwill    $5,266     $1,216         -         -    $6,482

                                EXHIBIT INDEX

EXHIBIT                   DESCRIPTION                        PAGE
 23       Consent of Ernst & Young LLP                       46




NOTE: Exhibits not physically located in this Form 10-K/A can be obtained from the Company upon written request to the Clerk at the address on the cover of this Form 10-K/A at a cost of $.25 per page.











































                                     E-1
