Form 10-Q
period 1995-12-02
WYMAN GORDON CO
filed 1996-01-11
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 2, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Outstanding at
        Class                    December 2, 1995
  Common Stock, $1 Par Value       35,204,629

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                            THREE MONTHS ENDED   SIX MONTHS ENDED
                            DEC. 2,   DEC. 3,   DEC. 2,   DEC. 3,
                             1995      1994      1995      1994
                            (000's omitted, except per share data)
Revenue                     $118,080  $94,974   $232,157  $190,700

Less:
  Cost of goods sold          99,113   85,105    195,012   171,255
  Selling, general and
    administrative expenses    9,473    9,101     18,669    18,674
  Other charges                    -        -        900         -
                            $108,586  $94,206   $214,581  $189,929


Income from operations         9,494      768     17,576       771

Other deductions:
  Interest expense             2,768    2,546      5,540     5,215
  Miscellaneous, net             676      243        885       899
                               3,444    2,789      6,425     6,114

Net income (loss)           $  6,050  $(2,021)  $ 11,151  $ (5,343)

Net income (loss) per share $    .17  $  (.06)  $    .31  $   (.15)

Shares used to compute
  earnings (loss) per share   36,092   35,041     36,010    35,046












     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           DECEMBER 2,    JUNE 3,
                                               1995        1995
                                                (000's omitted)
ASSETS
  Cash and cash equivalents                  $ 17,799    $ 13,856
  Accounts receivable                          79,329      79,219
  Inventories                                  85,490      78,813
  Prepaid expenses                             11,128      15,671
     Total current assets                     193,746     187,559

  Property, plant and equipment, at cost      389,095     385,372
  Less accumulated depreciation               251,941     243,975
     Net property, plant and equipment        137,154     141,397

  Intangible assets                            24,943      25,295
  Other assets                                 16,193      14,813
                                             $372,036    $369,064

LIABILITIES
  Borrowings due within one year             $  1,732    $  3,915
  Accounts payable                             33,807      34,729
  Accrued liabilities and other                41,224      45,634
  Accrued restructuring, integration,
   disposal and environmental                   7,989      10,219
     Total current liabilities                 84,752      94,497

  Restructuring, integration, disposal
   and environmental                           18,128      19,648
  Long-term debt                               90,308      90,308
  Pension liability                             9,560       9,589
  Deferred income tax and other                24,779      21,699
  Postretirement benefits                      52,470      52,468

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                     -           -
  Common stock issued - 37,052,720 shares      37,053      37,053
  Capital in excess of par value               37,784      40,118
  Retained earnings                            49,726      39,763
                                              124,563     116,934
  Less treasury stock at cost
     December 2, 1995  - 1,848,091 shares
     June 3, 1995 - 2,044,178 shares          (32,524)    (36,079)
                                               92,039      80,855
                                             $372,036    $369,064


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                              SIX MONTHS ENDED
                                         DECEMBER 2,   DECEMBER 3,
                                             1995          1994
                                                (000's omitted)
Operating activities:
  Net income (loss)                       $11,151      $ (5,343)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
       Depreciation and amortization        8,372         9,151
       Provision for equity investment        900             -
     Changes in assets and liabilities:
       Accounts receivable                   (109)       (4,776)
       Inventories                         (6,678)        6,980
       Prepaid expenses and other assets    2,263         3,275
       Accrued restructuring, disposal
         and environmental                 (3,750)       (5,437)
       Income and other taxes               2,933           875
       Accounts payable and accrued
         liabilities                       (5,182)       (8,710)
     Net cash provided (used) by
       operating activities                 9,900        (3,985)

Investing activities:
  Capital expenditures                     (6,782)       (8,922)
  Proceeds from sale of fixed assets        1,664           603
  Other, net                                  123          (491)
     Net cash used by investing
       activities                          (4,995)       (8,810)

Financing activities:
  Cash paid to Cooper Industries for
    factored accounts receivable                -       (20,561)
  Payment of borrowings due within
    one year                               (2,183)            -
  Net proceeds from issuance of
    common stock                            1,221           449
     Net cash used by financing
       activities                            (962)      (20,112)

Increase (Decrease) in cash                 3,943       (32,907)

Cash, beginning of year                    13,856        42,179

Cash, end of period                       $17,799      $  9,272

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             December 2, 1995


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at December 2, 1995 and its results of operations for the three months and six months ended December 2, 1995 and December 3, 1994 and cash flows for the six months ended December 2, 1995 and December 3, 1994. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its June 3, 1995 Annual Report on Form 10-K/A, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at June 3, 1995 and May 28, 1994 and its results of operations and cash flows for the year ended June 3, 1995, the five months ended May 28, 1994 and the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.


NOTE B - INVENTORIES

Inventories consisted of:

                              DECEMBER 2, 1995  JUNE 3, 1995
                                        (000's omitted)
     Raw material                $30,419           $26,440
     Work-in-process              56,859            54,310
     Supplies                      3,653             3,228
                                  90,931            83,978
     Less progress payments        5,441             5,165
                                 $85,490           $78,813

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $21,584,000 higher than reported at December 2, 1995 and June 3, 1995.

     LIFO inventory credits to cost of goods sold in the three months ended December 3, 1994 were $951,000. LIFO inventory credits to cost of goods sold in the six months ended December 3, 1994 were $2,013,000.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             December 2, 1995



NOTE C - COMMITMENTS AND CONTINGENCIES

     At December 2, 1995, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     As of December 2, 1995, the Company had invested $4.5 million in cash towards its share of the capital requirements of its Australian Joint Venture for the production of nickel-based superalloy. The Company is committed to an additional investment of $3.0 million to the joint venture. The joint venture has entered into a credit agreement with an Australian bank. The Company has guaranteed 25.0% of the joint venture's obligations under the credit agreement totalling $17.3 million. This guarantee expires at such time as the joint venture demonstrates its ability to produce commercially acceptable products.

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

     The Company had foreign exchange contracts totalling $8.6 million at December 2, 1995. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Operations for the three month and six month periods ended December 2, 1995 and December 3, 1994, respectively, were not material.

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     The principal markets served by the Company are aerospace
and power generation.  Revenue by market for the respective
periods was as follows (millions):
                         THREE MONTHS ENDED  THREE MONTHS ENDED
                          DECEMBER 2, 1995    DECEMBER 3, 1994
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $ 89.8      76%     $ 72.2      76%
Power generation           21.9      19%       14.2      15%
Other                       6.4       5%        8.6       9%
                         $118.1     100%     $ 95.0     100%

                         SIX MONTHS ENDED    SIX MONTHS ENDED
                         DECEMBER 2, 1995    DECEMBER 3, 1994
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $172.0      74%     $144.9      76%
Power generation           44.7      19%       28.6      15%
Other                      15.4       7%       17.2       9%
                         $232.2     100%     $190.7     100%


RESULTS OF OPERATIONS AND FINANCIAL CONDITION THREE MONTHS ENDED
DECEMBER 2, 1995 ("second quarter of fiscal year 1996") COMPARED
TO THREE MONTHS ENDED DECEMBER 3, 1994 ("second quarter of fiscal year 1995")

     The Company's revenue increased 24.3% to $118.1 million in the second quarter of fiscal year 1996 from $95.0 million in the second quarter of fiscal year 1995 due to higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the second quarter of fiscal year 1996 as compared to the second quarter of fiscal year 1995 are reflected by market as follows: a $17.6 million (24.4%) increase in aerospace, a $7.7 million (53.8%) increase in power generation and a $2.1 million (25.2%) decrease in other. Revenues in the second quarter of fiscal year 1995 were limited by raw material shortages and production delays caused by capacity constraints of
the Company's suppliers.   The revenue increases mentioned above
have occurred while the Company's backlog has grown to $487.8 million at December 2, 1995 from $418.4 million at December 3, 1994.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS AND FINANCIAL CONDITION THREE MONTHS ENDED
DECEMBER 2, 1995 ("second quarter of fiscal year 1996") COMPARED
TO THREE MONTHS ENDED DECEMBER 3, 1994 ("second quarter of fiscal year 1995")(Continued)

     The Company's gross margins were 16.1% in the second quarter of fiscal year 1996 as compared to 10.4% in the second quarter of fiscal year 1995. This improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility. Additionally, continuing realization of cost reductions from synergies associated with the integration of Cameron Forged Products Company ("Cameron") contributed to this higher ratio. Gross margins benefitted from LIFO credits of $0.9 million during the second quarter of fiscal year 1995. There were no LIFO credits recorded during the second quarter of fiscal year 1996.

     Selling, general and administrative expenses increased 4.1% to $9.5 million during the second quarter of fiscal year 1996 from $9.1 million during the second quarter of fiscal year 1995. However, selling, general and administrative expenses as a percentage of revenues improved to 8.0% in the second quarter of fiscal year 1996 from 9.6% in the second quarter of fiscal year 1995. The improvement as a percent of revenues is the result of cost reductions associated with the integration of Cameron with the Company's Forgings operations and higher revenues.

     Interest expense was $2.8 million in the second quarter of fiscal year 1996 as compared to $2.5 million in the second quarter of fiscal year 1995. The increase in interest expense during the second quarter of fiscal 1996 as compared to the same period of fiscal 1995 is due to interest on borrowings on the Company's U.K. Credit Agreement.

     The Company recorded no provision for income taxes in the second quarters of fiscal years 1996 and 1995.

     Net income was $6.1 million, or $.17 per share, in the second quarter of fiscal year 1996 and net loss was $(2.0) million, or $(.06) per share in the second quarter of fiscal year
1995. The $8.1 million improvement results from the items described above.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)




RESULTS OF OPERATIONS AND FINANCIAL CONDITION SIX MONTHS ENDED
DECEMBER 2, 1995 ("first six months of fiscal year 1996")
COMPARED TO SIX MONTHS ENDED DECEMBER 3, 1994 ("first six months of fiscal year 1995")

     The Company's revenue increased 21.7% to $232.2 million in the first six months of fiscal year 1996 from $190.7 million in the first six months of fiscal year 1995 due to higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the first six months of fiscal year 1996 as compared to the first six months of fiscal year 1995 are reflected by market as follows: a $27.0 million (18.7%) increase in aerospace, a $16.1 million (56.4%) increase in power generation and a $1.7 million (10.0%) decrease in other.
Revenues in the first six months of fiscal years 1996 and 1995 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. While the severity of the raw material shortages was not as extensive during the first six months of fiscal year 1996 as compared to the first six months of fiscal year 1995, the Company is continuing to focus upon its ability to receive raw material such
that there is no disruption to its production schedule.   The
revenue increases mentioned above have occurred while the Company's backlog has grown to $487.8 million at December 2, 1995 from $418.4 million at December 3, 1994.

     The Company's gross margins were 16.0% in the first six months of fiscal year 1996 as compared to 10.2% in the first six months of fiscal year 1995. This improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility. Additionally, continuing realization of cost reductions from synergies associated with the integration of Cameron contributed to this higher ratio. Gross margins benefitted from LIFO credits of $2.0 million during the first six months of fiscal year 1995. There were no LIFO credits recorded during the first six months of fiscal year 1996.

     Selling, general and administrative expenses remained constant at $19.7 million for the first six months of both fiscal 1996 and fiscal 1995. However, selling, general and administrative expenses as a percentage of revenues improved to 8.0% in the first six months of fiscal year 1996 from 9.8% in the first six months of fiscal year 1995. The improvement as a percent of revenues is the result of cost reductions associated with the integration of Cameron with the Company's Forgings operations and higher revenues.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS AND FINANCIAL CONDITION SIX MONTHS ENDED
DECEMBER 2, 1995 ("first six months of fiscal year 1996")
COMPARED TO SIX MONTHS ENDED DECEMBER 3, 1994 ("first six months of fiscal year 1995")(Continued)

     During the first six months of fiscal year 1996, the Company provided $0.8 million in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to the Australian Joint Venture during the first quarter of fiscal year 1996. Additionally, the Company provided $0.1 million relating to expenditures for an investment in an additional joint venture.

     Interest expense was $5.0 million in the first six months of fiscal year 1996 as compared to $4.7 million during the first six months of fiscal year 1995. The increase in interest expense during the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 is due to interest on borrowings on the Company's U.K. Credit Agreement.

     The Company recorded no provision for income taxes in the first six months of fiscal years 1996 and 1995.

     Net income was $11.2 million, or $.31 per share, in the first six months of fiscal year 1996 and net loss was $(5.3) million, or $(.15) per share in the first six months of fiscal year 1995. The $16.5 million improvement results from the items described above.

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $3.9 million to $17.8 million at December 2, 1995 from $13.9 million at June 3, 1995 resulted from cash provided by operating activities of $9.9 million offset by cash used by investing activities of $5.0 million and cash used by financing activities of $1.0 million.

     As of June 3, 1995, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $8.6 million.
Of such amount, the Company expects to spend approximately $6.5 million during its fiscal year ending June 1, 1996 ("fiscal year 1996") and $2.1 million thereafter. In the first six months of fiscal year 1996, spending related to the integration of Cameron and associated direct costs amounted to $2.6 million.

     The 1991 restructuring plan is substantially complete. The Company expects to expend an additional $3.8 million over the next several years related to the 1991 restructuring plan, approximately $1.9 million in fiscal year 1996 and $1.9 million thereafter. In the first six months of fiscal year 1996, spending related to the 1991 restructure plan amounted to $0.7 million.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     As of June 3, 1995, the Company expected to spend $1.8 million in fiscal year 1996 and $15.1 million thereafter on non-capitalizable environmental activities. In the first six months of fiscal year 1996, no amounts were expended for non-capitalizable environmental projects and the Company currently believes that expenditures will not exceed $0.6 million during fiscal year 1996, however, total future expenditures are still estimated to be $16.9 million. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. Capital expenditures amounted to $18.7 million for the year ended June 3, 1995 ("fiscal year 1995"). Capital expenditures in the foreseeable future are expected to increase somewhat from fiscal year 1995 levels. In the first six months of fiscal year 1996, capital expenditures amounted to $6.8 million.

     As of December 2, 1995, the Company had invested $4.5 million in cash towards its share of the capital requirements of the Australian Joint Venture for the production of nickel-based superalloy. The Company is committed to invest an additional $3.0 million in the Joint Venture. The Australian Joint Venture has entered into a credit agreement with an Australian bank under which it has $17.3 million in borrowings outstanding. The Company has guaranteed 25.0% of the Australian Joint Venture's obligations under the credit agreement. This guarantee expires at such time as the Australian Joint Venture demonstrates its ability to produce commercially acceptable products. The book value of the Company's investment in the Australian Joint Venture as of December 2, 1995 is approximately $2.3 million. The Australian Joint Venture has not generated sufficient cash flow to service its debt, and if the operations do not become profitable in the future, the Company may be required to make further provisions or to write-off all or a portion of the remaining book value of its investment and repay up to 25.0% of the Australian Joint Venture's $17.3 million debt, which is guaranteed by the Company.

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

five years, with an evergreen feature. As of December 2, 1995, under the credit facility, the total availability based on eligible receivables was $40.5 million, there were no borrowings and letters of credit amounting to $9.5 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 3.0 million pounds sterling with a separate letter of credit or guarantee limit of 2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with an evergreen feature. There were 1.1 million pounds sterling or $1.7 million of borrowings outstanding at December 2, 1995 and the Company had issued 1.9 million pounds sterling or $2.9 million of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company in fiscal year 1996 to fund operations, anticipated expenditures in connection with the integration of Cameron, planned capital expenditures and planned environmental expenditures include available cash ($17.8 million at December 2, 1995), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations, reductions of working capital requirements and debt are expected to be the Company's primary sources of liquidity beyond fiscal year 1996. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


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

     In December 1995, the Financial Accounting Standards Board Issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which must be adopted by the Company no later than fiscal year 1997. SFAS 123 prescribes the accounting and disclosure of compensation of all stock-based awards to employees. The Company has not determined the impact of adopting SFAS 123 on its financial position or results of operations.

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

     The Company has purchased and is named as beneficiary on approximately 1,650 life insurance policies with an aggregate cash surrender value of approximately $10.1 million as of December 2, 1995, issued by Confederation Life Insurance Company (U.S.), which is currently in rehabilitation. Confederation Life Insurance Company is continuing to pay benefits under the policies but has ceased to redeem cash surrender values. No assurances can be given regarding to what extent the Company will be able to realize such cash surrender values in the future.

PART II.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 18, 1995, the Company held the annual meeting of stockholders. The holders of approximately 73% of the 35,145,325 shares of common stock outstanding as of the record date were represented at the meeting either in person or by proxy. The following are the voting results from the meeting:

1. The stockholders elected the following directors of the Company, each for a three year term expiring in 1998 and until his successor is elected and qualified:

                                                VOTES
                               VOTES           WITHHELD
        DIRECTOR              IN FAVOR         AUTHORITY

     Dewain K. Cross          25,382,775       203,694
     Russell E. Fuller        25,382,140       204,329
     David P. Gruber          25,385,382       201,087
     John M. Nelson           25,384,568       201,901
     H. John Riley            25,386,546       199,923

2.   The stockholders approved the Wyman-Gordon Long-Term
     Incentive Plan with 23,103,575 votes in favor, 402,220 votes against, 98,032 abstentions and 1,982,642 broker non-votes.

3.   The stockholders approved the Wyman-Gordon Company Employee
     Stock Purchase Plan with 23,405,236 votes in favor, 154,495 votes against, 44,096 abstentions and 1,982,642 broker non-votes.

4.   The stockholders approved the Wyman-Gordon Company Non-
     Employee Director Stock Option Plan with 22,845,353 votes in favor, 678,227 votes against, 80,247 abstentions and 1,982,642 broker non-votes.

5.   The stockholders approved the Wyman-Gordon Company
     Performance Share Agreement between David P. Gruber and the
     Company with 24,836,745 votes in favor, 413,504 votes against, 130,305 abstentions and 205,915 broker non-votes.

6. The stockholders approved the selection of Ernst & Young, LLP independent public accountants, as the Company's auditors for the year 1996, with 25,504,663 votes in favor, 21,935 votes against, 59,871 abstentions, and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     Exhibit No.              Description
        27      Financial Data Schedule for the Six Months Ended
                December 2, 1995

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  1/11/96           By:    /s/ ANDREW C. GENOR
                                    Andrew C. Genor
                           Vice President,
                           Chief Financial Officer and Treasurer




Date:  1/11/96           By:    /s/ JEFFREY B. LAVIN
                                    Jeffrey B. Lavin
                           Assistant Corporate Controller