Form 10-Q
period 1996-03-02
WYMAN GORDON CO
filed 1996-04-12
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 2, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Outstanding at
        Class                    March 2, 1996
  Common Stock, $1 Par Value       35,342,972

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                     WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                            THREE MONTHS ENDED  NINE MONTHS ENDED
                            MAR. 2,   MAR. 4,   MAR. 2,   MAR. 4,
                             1996      1995      1996      1995
                            (000's omitted, except per share data)
Revenue                     $121,517  $96,238   $353,674  $286,937

Less:
  Cost of goods sold         103,210   83,623    298,222   254,878
  Selling, general and
    administrative expenses    9,107    8,995     27,775    27,668
  Other charges                  110        -      1,010         -
                            $112,427  $92,618   $327,007  $282,546


Income from operations         9,090    3,620     26,667     4,391

Other deductions:
  Interest expense             2,727    2,621      8,267     7,836
  Miscellaneous, net             286      443      1,172     1,342
                               3,013    3,064      9,439     9,178

Net income (loss)           $  6,077  $   556   $ 17,228  $ (4,787)

Net income (loss) per share $    .17  $   .02   $    .48  $   (.14)

Shares used to compute
  earnings (loss) per share   36,269   35,051     36,061    34,770












     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                             MARCH 2,     JUNE 3,
                                               1996        1995
                                                (000's omitted)
ASSETS
  Cash and cash equivalents                  $ 13,670    $ 13,856
  Accounts receivable                          88,529      79,219
  Inventories                                  85,653      78,813
  Prepaid expenses                             10,031      15,671
     Total current assets                     197,883     187,559

  Property, plant and equipment, at cost      392,142     385,372
  Less accumulated depreciation               255,958     243,975
     Net property, plant and equipment        136,184     141,397

  Intangible assets                            24,767      25,295
  Other assets                                 17,173      14,813
                                             $376,007    $369,064

LIABILITIES
  Borrowings due within one year             $  2,064    $  3,915
  Accounts payable                             37,878      34,729
  Accrued liabilities and other                41,938      45,634
  Accrued restructuring, integration,
   disposal and environmental                   6,847      10,219
     Total current liabilities                 88,727      94,497

  Restructuring, integration, disposal
   and environmental                           17,291      19,648
  Long-term debt                               90,308      90,308
  Pension liability                             9,560       9,589
  Deferred income tax and other                18,688      21,699
  Postretirement benefits                      52,349      52,468

STOCKHOLDERS' EQUITY
  Preferred stock - none issued                     -           -
  Common stock issued - 37,052,720 shares      37,053      37,053
  Capital in excess of par value               36,302      40,118
  Retained earnings                            55,818      39,763
                                              129,173     116,934
  Less treasury stock at cost
     March 2, 1996  - 1,709,748 shares
     June 3, 1995 - 2,044,178 shares           30,089      36,079
                                               99,084      80,855
                                             $376,007    $369,064


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            NINE MONTHS ENDED
                                          MARCH 2,     MARCH 4,
                                            1996         1995
                                                (000's omitted)
Operating activities:
  Net income (loss)                       $17,228      $ (4,787)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
       Depreciation and amortization       12,785        13,872
       Provision for equity investment      1,010             -
     Changes in assets and liabilities:
       Accounts receivable                 (9,310)       (4,486)
       Inventories                         (6,840)          703
       Prepaid expenses and other assets    2,270         8,661
       Accrued restructuring, disposal
         and environmental                 (5,729)       (8,614)
       Income and other taxes               2,267           702
       Accounts payable and accrued
         liabilities                       (5,942)       (7,781)
     Net cash provided (used) by
       operating activities                 7,739        (1,730)

Investing activities:
  Capital expenditures                     (9,742)      (15,512)
  Proceeds from sale of fixed assets        1,686         1,289
  Other, net                                 (191)       (1,351)
     Net cash provided (used) by
       investing activities                (8,247)      (15,574)

Financing activities:
  Cash paid to Cooper Industries for
    factored accounts receivable                -       (20,561)
  Net proceeds from issuance of
    common stock                            2,174         2,259
  (Decrease) Increase in borrowings
    due within one year                    (1,852)        3,703
     Net cash provided (used) by
       financing activities                   322       (14,599)

Decrease in cash                             (186)      (31,903)

Cash, beginning of year                    13,856        42,179

Cash, end of period                       $13,670      $ 10,276

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 2, 1996


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 2, 1996 and its results of operations for the three months and nine months ended March 2, 1996 and March 4, 1995 and cash flows for the nine months ended March 2, 1996 and March 4, 1995. All such adjustments are of a normal recurring nature.

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

NOTE B - INVENTORIES

Inventories consisted of:

                               MARCH 2, 1996    JUNE 3, 1995
                                       (000's omitted)
     Raw material                $32,839           $26,440
     Work-in-process              54,989            54,310
     Supplies                      2,306             3,228
                                  90,134            83,978
     Less progress payments        4,481             5,165
                                 $85,653           $78,813

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $21,584,000 higher than reported at March 2, 1996 and June 3, 1995.

     LIFO inventory credits to cost of goods sold in the three months ended March 4, 1995 were $780,000. LIFO inventory credits to cost of goods sold in the nine months ended March 4, 1995 were $2,793,000.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                               March 2, 1996



NOTE C - COMMITMENTS AND CONTINGENCIES

     At March 2, 1996, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

     The Company had foreign exchange contracts totalling $11,930,000 at March 2, 1996. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Operations for the three month and nine month periods ended March 2, 1996 and March 4, 1995, respectively, were not material.

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



"FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY"

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including discussions of continuing raw material prices and availability and their impact on gross margins and business trends as well as liquidity and sales volume. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful negotiation of long-term customer pricing contracts and raw material prices and availability. For a discussion identifing important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, in particular see "Risk Factors" on pages 7-10 of the Company's prospectus relating to the registration of 15,000,000 shares of the Company's common stock, which may be delivered by Cooper Industries, Inc. ("Cooper") pursuant to the terms of Cooper's 6.0% Exchangeable Notes Due January 1, 1999, dated December 14, 1995.

     The principal markets served by the Company are aerospace
and power generation.  Revenue by market for the respective
periods was as follows (thousands):
                         THREE MONTHS ENDED  THREE MONTHS ENDED
                            MARCH 2, 1996       MARCH 4, 1995
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $ 87,325    72%     $ 73,141    76%
Power generation           23,783    20%       14,436    15%
Other                      10,409     8%        8,661     9%
                         $121,517   100%     $ 96,238   100%

                         NINE MONTHS ENDED   NINE MONTHS ENDED
                           MARCH 2, 1996       MARCH 4, 1995
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $258,546    73%     $218,072    76%
Power generation           68,615    19%       43,041    15%
Other                      26,513     8%       25,824     9%
                         $353,674   100%     $286,937   100%

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS AND FINANCIAL CONDITION THREE MONTHS ENDED
MARCH 2, 1996 ("third quarter of fiscal year 1996") COMPARED TO
THREE MONTHS ENDED MARCH 4, 1995 ("third quarter of fiscal year
1995")

     The Company's revenue increased 26.3% to $121.5 million in the third quarter of fiscal year 1996 from $96.2 million in the third quarter of fiscal year 1995 due to higher sales volume in the Company's aerospace power generation and other markets.
These sales volume increases during the third quarter of fiscal year 1996 as compared to the third quarter of fiscal year 1995 are reflected by market as follows: a $14.2 million (19.4%) increase in aerospace, a $9.3 million (64.7%) increase in power generation and a $1.7 million (20.2%) increase in other. The cause of the strength in these markets was higher demands for spares from aerospace engine prime contractors and higher extruded pipe shipments to energy customers. The higher spares demand will continue to be reflected in fourth quarter of fiscal year 1996 revenues. Revenues in the third quarter of fiscal year 1995 were limited by raw material shortages and production delays
caused by capacity constraints of the Company's suppliers.   The
revenue increases mentioned above have occurred while the Company's backlog has grown to $500.7 million at March 2, 1996 from $457.5 million at March 4, 1995. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 15.1% in the third quarter of fiscal year 1996 as compared to 13.1% in the third quarter of fiscal year 1995. This improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility. Additionally, continuing realization of cost reductions from synergies associated with the integration of Cameron Forged Products Company ("Cameron") contributed to this higher ratio. There were no LIFO credits recorded during the third quarter of fiscal year 1996. Gross margins benefitted from LIFO credits of $0.8 million during the third quarter of fiscal year 1995.

     The Company's gross margins in the third quarter of fiscal year 1996 of 15.1% were below the 16% average gross margin during the first two quarters of the year. The higher spares demand referred to above required the Company to purchase certain raw materials under terms not covered by long-term agreements "LTAs" with its vendors. The Company simultaneously entered into supply (customer) and purchase (vendor) LTAs and minimized its raw material price exposure to an anticipated volume level. To the extent that the demand is greater than anticipated by the LTAs,

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS AND FINANCIAL CONDITION THREE MONTHS ENDED
MARCH 2, 1996 ("third quarter of fiscal year 1996") COMPARED TO
THREE MONTHS ENDED MARCH 4, 1995 ("third quarter of fiscal year
1995")(Continued)

the Company must purchase raw materials at market prices. The current rebound in demand for many of these raw materials, especially nickel and titanium, have resulted in significant price increases by the Company's vendors which have negatively affected the Company's gross margins.

     The Company is not likely to see pricing relief for its products until early calendar 1997 when new LTAs that the Company expects to negotiate with its customers will go into effect. These new LTAs are anticipated to begin in January 1997. Until the new LTAs are finalized, the Company may continue to experience pressures on its gross margins.

     Selling, general and administrative expenses were $9.1 million during the third quarter of fiscal year 1996 and $9.0 million during the third quarter of fiscal year 1995. However, selling, general and administrative expenses as a percentage of revenues improved to 7.5% in the third quarter of fiscal year 1996 from 9.4% in the third quarter of fiscal year 1995. The improvement as a percent of revenues is the result of the Company's general company-wide cost containment efforts, cost reductions associated with the integration of Cameron Forged Products Company ("Cameron") with the Company's forging operations and higher revenues.

     Interest expense was $2.7 million in the third quarter of fiscal year 1996 as compared to $2.6 million in the third quarter of fiscal year 1995. The increase in interest expense during the third quarter of fiscal 1996 as compared to the same period of fiscal 1995 is due to interest on borrowings on the Company's U.K. Credit Agreement.

     The Company recorded no provision for income taxes in the third quarters of fiscal years 1996 and 1995.

     Net income was $6.1 million, or $.17 per share, in the third quarter of fiscal year 1996 and $0.6 million, or $.02 per share in the third quarter of fiscal year 1995. The $5.5 million improvement results from the items described above.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS AND FINANCIAL CONDITION NINE MONTHS ENDED
MARCH 2, 1996 ("first nine months of fiscal year 1996") COMPARED
TO NINE MONTHS ENDED MARCH 4, 1995 ("first nine months of fiscal year 1995")

     The Company's revenue increased 23.3% to $353.7 million in the first nine months of fiscal year 1996 from $286.9 million in the first nine months of fiscal year 1995 due to higher sales volume in the Company's aerospace, power generation and other markets. These sales volume increases during the first nine months of fiscal year 1996 as compared to the first nine months of fiscal year 1995 are reflected by market as follows: a $40.5 million (18.6%) increase in aerospace, a $25.6 million (59.4%) increase in power generation and a $0.7 million (2.7%) increase in other. The cause of the strength in these markets was higher demands for spares from aerospace engine prime contractors and higher extruded pipe shipments to energy customers. The higher spares demand will continue to be reflected in fourth quarter of fiscal year 1996 revenues. Revenues in the first nine months of fiscal year 1995 were limited by raw material shortages and production delays caused by capacity constraints of the Company's
suppliers.   The revenue increases mentioned above have occurred
while the Company's backlog has grown to $500.7 million at March 2, 1996 from $457.5 million at March 4, 1995. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 15.7% in the first nine months of fiscal year 1996 as compared to 11.1% in the first nine months of fiscal year 1995. This improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility. Additionally, continuing realization of cost reductions from synergies associated with the integration of Cameron contributed to this higher ratio. There were no LIFO credits recorded during the first nine months of fiscal year 1996. Gross margins benefitted from LIFO credits of $2.8 million during the first nine months of fiscal year 1995.

     Selling, general and administrative expenses for the first nine months of fiscal 1996 increased slightly to $27.8 million from $27.7 million as compared to the same period of fiscal 1995. However, selling, general and administrative expenses as a percentage of revenues improved to 7.9% in the first nine months of fiscal year 1996 from 9.6% in the first nine months of fiscal year 1995. The improvement as a percent of revenues is the result of general company-wide cost containment efforts, cost reductions associated with the integration of Cameron with the Company's Forgings operations and higher revenues.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS AND FINANCIAL CONDITION NINE MONTHS ENDED
MARCH 2, 1996 ("first nine months of fiscal year 1996") COMPARED
TO NINE MONTHS ENDED MARCH 4, 1995 ("first nine months of fiscal year 1995")(Continued)

     During the first nine months of fiscal year 1996, the Company provided $0.9 million in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to the Australian Joint Venture during the first quarter of fiscal year 1996. Additionally, the Company provided $0.1 million relating to expenditures for an investment in an additional joint venture.

     Interest expense was $8.3 million in the first nine months of fiscal year 1996 as compared to $7.8 million during the first nine months of fiscal year 1995. The increase in interest expense during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 is due to interest on borrowings on the Company's U.K. Credit Agreement.

     The Company recorded no provision for income taxes in the first nine months of fiscal years 1996 and 1995.

     Net income was $17.2 million, or $.48 per share, in the first nine months of fiscal year 1996 and net loss was $(4.8) million, or $(.14) per share in the first nine months of fiscal year 1995. The $22.0 million improvement results from the items described above.

LIQUIDITY AND CAPITAL RESOURCES

     The decrease in the Company's cash of $0.2 million to $13.7 million at March 2, 1996 from $13.9 million at June 3, 1995 resulted from cash provided by operating activities of $7.7 million offset by cash used by investing activities of $8.2 million and cash provided by financing activities of $0.3 million.

     As of June 3, 1995, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $8.6 million.
Of such amount, the Company expects to spend approximately $6.5 million during its fiscal year ending June 1, 1996 ("fiscal year 1996") and $2.1 million thereafter. In the first nine months of fiscal year 1996, spending related to the integration of Cameron and associated direct costs amounted to $4.2 million.

     The 1991 restructuring plan is substantially complete. The Company expects to expend an additional $3.8 million over the next several years related to the 1991 restructuring plan, approximately $1.9 million in fiscal year 1996 and $1.9 million thereafter. In the first nine months of fiscal year 1996, spending related to the 1991 restructure plan amounted to $1.0 million.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES, (Continued)

     As of June 3, 1995, the Company expected to spend $1.8 million in fiscal year 1996 and $15.1 million thereafter on non-capitalizable environmental activities. In the first nine months of fiscal year 1996, $0.1 million was expended for non-capitalizable environmental projects and the Company believes that expenditures will not exceed $0.6 million during fiscal year 1996. However, total future expenditures are still estimated to be $16.8 million. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. Capital expenditures amounted to $18.7 million for the year ended June 3, 1995 ("fiscal year 1995"). Although capital expenditures in the first nine months of fiscal year 1996 amounted to $9.7 million, capital expenditures in the foreseeable future are expected to increase somewhat from fiscal year 1995 levels.

     As of March 2, 1996, the Company had invested $4.5 million in cash towards its share of the capital requirements of the Australian Joint Venture for the production of nickel-based superalloy. The book value of the Company's investment in the Australian Joint Venture as of March 2, 1996 is approximately $2.2 million. As of March 22, 1996, the Australian Joint Venture has entered into a $3.0 million loan agreement with a bank. The Company has guaranteed 50% of the Australian Joint Venture's obligations under the loan agreement. This guarantee expires on February 28, 1997. The Australian Joint Venture has not generated sufficient cash flow to service its debt, and if the operations do not become profitable in the future, the Company may be required to write-off all or a portion of the remaining book value of its investment and repay up to 50% of the joint ventures debt under the loan agreement which is guaranteed by the Company.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") among the Company, certain subsidiaries and Wyman-Gordon Receivables Company ("WGRC") and a Revolving Credit Agreement among WGRC and the financial institutions party thereto provide the Company with an aggregate maximum borrowing capacity under the Receivables Financing Program of $65.0 million, with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years, with an evergreen feature. As of March 2, 1996, under the credit facility, the total availability based on eligible receivables was $45.8 million, there were no borrowings and letters of credit amounting to $9.4 million were outstanding.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, (Continued)

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, has entered into a credit agreement ("the U.K. Credit Agreement") with a bank. The maximum borrowing capacity under the U.K. Credit Agreement is 3.0 million pounds sterling with a separate letter of credit or guarantee limit of
2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with an evergreen feature. There were 1.3 million pounds sterling or $2.0 million of borrowings outstanding at March 2, 1996 and the Company had issued .9 million pounds sterling or $1.3 million of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company in fiscal year 1996 to fund operations, anticipated expenditures in connection with the integration of Cameron, planned capital expenditures and planned environmental expenditures include available cash ($13.7 million at March 2, 1996), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations, reductions of working capital requirements and debt are expected to be the Company's primary sources of liquidity during fiscal 1997 and beyond. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

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

     The Company has purchased and is named as beneficiary on approximately 1,650 life insurance policies with an aggregate cash surrender value of approximately $11.1 million as of March 2, 1996, issued by Confederation Life Insurance Company (U.S.), which is currently in rehabilitation. Confederation Life Insurance Company is continuing to pay benefits under the policies but has ceased to redeem cash surrender values. No assurances can be given regarding to what extent the Company will be able to realize such cash surrender values in the future.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        10      Employment Agreement dated January 17, 1996 by
                and between Wyman-Gordon Company and Frank J.
                Zugel

        27      Financial Data Schedule for the Nine Months
                Ended March 2, 1996

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  4/12/96           By:    /s/ ANDREW C. GENOR
                                    Andrew C. Genor
                           Vice President,
                           Chief Financial Officer and Treasurer




Date:  4/12/96           By:    /s/ JEFFREY B. LAVIN
                                    Jeffrey B. Lavin
                           Assistant Corporate Controller