Form 10-K
period 1996-05-31
WYMAN GORDON CO
filed 1996-08-12
CIK 108703

                                 Form 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended May 31, 1996
                                    OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.    Yes   X     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 1996: $224,000,000.
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             CLASS               OUTSTANDING AT AUGUST 2, 1996
     Common Stock, $1 Par Value        35,706,713 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Registrant's "Proxy Statement for Annual
Meeting of Stockholders" on October 16, 1996 are incorporated into Part III.

                                  PART I

ITEM 1.  BUSINESS

GENERAL

     Wyman-Gordon Company is a leading producer of highly engineered, technically advanced components for both the commercial and defense aerospace market and the commercial power generation and energy market. The Company uses die forging, extrusion and investment casting processes to produce metal components to exacting customer specifications for technically demanding applications such as jet turbine engines, airframes and land-based gas turbine engines. The Company also extrudes seamless thick wall steel pipe for use primarily in commercial power generation plants, and designs and produces prototype aircraft using composite technologies. The Company produces components for most of the major commercial and U.S. defense aerospace programs. Metallurgical skills, a unique asset base and a broad offering of capabilities allow the Company to serve competing customers effectively and to lead the development and use of new metal technologies for its customers' uses.

     The Company is the leading producer of rotating components for use in turbine aircraft engines. These parts are forged from purchased billets and from superalloy metal powders which are produced, consolidated and extruded into billet entirely at the Company's facilities. Forging is conducted in Massachusetts, Texas and Scotland on a number of hydraulic presses with capacities ranging from 8,000 to 55,000 tons. The Company forges these engine components primarily from alloys of high-temperature nickel. Additionally, the Company uses modern, automated, high-volume production equipment and both air-melt and vacuum-melt furnaces in its investment casting operations to produce complex non-rotating jet engine parts from high-temperature nickel-based alloys.

     Structural airframe components are produced from alloys of steel, aluminum and titanium on the Company's forging presses and by its investment casting process. The Company uses its metallurgical and manufacturing capabilities to design new products to accommodate its customers' needs for larger, stronger structural parts forged from new superalloy metals. The Company produces smaller, near net-shape structural parts for aircraft through its investment castings business.

     The Company produces a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international power generation and energy markets, which include nuclear and fossil fueled power plants, cogeneration projects and retrofit and life extension applications. These tubular forged products also have ordnance and other military applications. Aluminum, steel, titanium and superalloy products are manufactured at the Company's Houston, Texas forging facility where one of the world's largest vertical extrusion presses extrudes pipe up to 48 inches in diameter and 7 inches in wall thickness and bar stock from 6 to 32 inches in diameter. Lengths of pipe and bar stock vary from 10 to 45 feet with a maximum forged weight of 20 tons.

Similar equipment and capabilities are in operation at the Company's Livingston, Scotland forging facility. Additionally, the Houston press extrudes powder billets for use in aircraft turbine engine forgings.

     The Company's composite operation, Scaled Composites, Inc., plans, designs, fabricates and tests composite airframe structures for the aerospace market.

     MARKETS AND PRODUCTS

    The principal markets served by the Company are aerospace and power generation and energy. Revenue by market for the respective periods were as follows (000's omitted, except percentages):

                     YEAR ENDED            YEAR ENDED
                    MAY 31, 1996          MAY 31, 1995
                             % OF                  % OF
                  REVENUE   TOTAL       REVENUE   TOTAL
Aerospace         $362,706     73%      $300,143    76%
Power generation
  and energy        92,991     19         66,892    17
Other               43,927      8         29,604     7
  Total           $499,624    100%      $396,639   100%

                      YEAR ENDED            YEAR ENDED
                     MAY 31, 1994       DECEMBER 31, 1993
                             % OF                  % OF
                  REVENUE   TOTAL       REVENUE   TOTAL
Aerospace         $188,518     84%      $205,077    85%
Power generation
  and energy        15,616      7         14,719     6
Other               20,560      9         19,965     9
  Total           $224,694    100%      $239,761   100%

     AEROSPACE

     The Company manufactures products utilized in general
aviation, defense and business jet aircraft.   The Company
manufactures numerous forged and cast components for jet engines produced by all of the major manufacturers, including General Electric Company ("GE"), Pratt & Whitney, and Rolls-Royce. The Company's forged engine parts include fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Cast engine parts include thrust reversers, valves and fuel system parts such as combustion chamber swirl guides. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts produced by the Company to temperatures reaching 1,350 degrees Fahrenheit. Components for such extreme conditions require precision manufacturing and expertise with high-purity titanium and nickel-based superalloys. Rotating parts such as fan, compressor and turbine discs must be manufactured to precise quality specifications.

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

     The Company forges landing gear beams, landing gear and other airframe structural components for the Boeing 737, 747, 757, 767 and 777, the McDonnell Douglas MD-11 and the Airbus A330 and A340. The Company produces structural forgings for the F-15, F-16 and F/A-18 fighter aircraft and the Black Hawk helicopter produced by the Sikorsky Aircraft Corporation. The Company also produces large, one-piece bulkheads for Lockheed/ Boeing for the F-22 next generation air superiority fighter aircraft.

     The commercial aerospace industry is cyclical in nature and subject to changes based on general economic conditions and airline profitability. In 1990 through 1992, domestic airlines suffered significant operating losses. Although it appears that the health of the airline industry has improved in recent years, based on profitability, there can be no assurances that any improvement in the commercial aerospace market will be substantial or that improved conditions would be sustained.

     The defense aerospace industry is dependent upon government defense budgets and, in particular, the United States defense budget. In general, defense budgets in the United States have been declining in recent years, resulting in reduced demand for new aircraft and spare parts. While the effect of the United States defense budget reductions may be offset in part by foreign military sales, such sales are affected by United States governmental regulation, regulation by the purchasing government and political uncertainties in the United States and abroad. There can be no assurance that United States defense budgets and the related demand for defense equipment will not continue to decline or that sales of defense equipment to foreign governments will continue at present levels.

     POWER GENERATION

     The Company is a major supplier of extruded seamless thick wall pipe for the critical piping systems in both fossil fuel and nuclear commercial power plants worldwide as well as offshore petroleum exploration applications. The Company believes it is the leading supplier in the U.S. and the U.K., of large diameter, seamless thick wall pipe. The Company produces components for steam turbine and gas turbine generators and forged valves for land-based power generation applications. The Company also manufactures shafts, cases, and compressor and turbine discs for marine gas turbines.

     OTHER PRODUCTS

     The Company supplies products to builders of military bombs and missiles. Examples of these products include breech block and breech rings for large cannons and forged steel casings for bombs, rockets and expendable launch vehicles. For naval defense applications, the Company supplies components for propulsion systems for nuclear submarine and aircraft carriers as well as pump, valve, structural and non nuclear propulsion forgings.

     The Company also manufactures extruded missile, rocket and bomb cases and supplies extruded products for nuclear submarines and aircraft carriers including thick wall piping for nuclear propulsion systems, torpedo tubes and catapult launch tubes.

     The Company's investment castings operations produce products for commercial applications such as: components for golf clubs, pistol frames, bicycles, food processing equipment, diesel turbo-chargers, land-based military equipment such as tanks, and various other applications.

     The Company also supplies extruded powders for other superalloy powder manufacturers. The Company is actively seeking to identify additional applications for its capabilities, such as in the automotive and other commercial markets.

CUSTOMERS

    The Company has approximately 300 active customers that purchase forgings, approximately 600 active customers that purchase investment castings and approximately 20 active customers that purchase composite structures. The Company's principal customers are similar across all of these production processes. Five customers accounted for 47% and 50% of the Company's revenues for the years ended May 31, 1996 and 1995, respectively, 51% for the five months ended May 31, 1994, and 56% for the year ended December 31, 1993. GE and United Technologies (primarily its Pratt & Whitney and Sikorsky divisions) each accounted for more than 10% of revenues for the years ended May 31, 1996, 1995 and 1994 and the year ended December 31, 1993, as follows:

(000's omitted, except percentages)
                      YEAR ENDED            YEAR ENDED
                     MAY 31, 1996          MAY 31, 1995
                             % OF                  % OF
                             TOTAL                 TOTAL
                  REVENUE   REVENUE     REVENUE   REVENUE
GE                $134,830     27%      $101,261    26%
United
 Technologies       53,116     11         58,873    15

(000's omitted, except percentages)
                      YEAR ENDED            YEAR ENDED
                     MAY 31, 1994       DECEMBER 31, 1993
                             % OF                  % OF
                             TOTAL                 TOTAL
                  REVENUE   REVENUE     REVENUE   REVENUE
GE                $48,286      22%      $55,585     23%
United
  Technologies     39,100      17        37,060     16

     Boeing, McDonnell Douglas and Rolls-Royce are also significant customers of the Company. The loss of, or significant reduction in, purchases by any of the Company's major customers would adversely affect the Company. Because of the relatively small number of customers for some of the Company's principal products, those customers exercise significant influence over the Company's prices and other terms of trade.

    The Company has organized its operations into product groups which focus on specific customers or groups of customers with similar needs. The Company has become actively involved with its aerospace customers through joint development relationships and cooperative research and development, engineering, quality control, supply chain management, just-in-time inventory control and computerized design programs. This involvement begins with the design of the tooling and processes to manufacture the customer's components to its precise specifications.

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

BACKLOG

    The Company's firm backlog includes the sales prices of all undelivered units covered by customers' orders for which the Company has production authorization. The Company's firm backlog in the various markets served by the Company has been as follows (000's omitted, except percentages):

                    MAY 31, 1996          MAY 31, 1995
                             % OF                  % OF
                  BACKLOG   TOTAL       BACKLOG   TOTAL
Aerospace         $499,103     83%      $382,982    82%
Power generation
  and energy        66,341     11         57,248    12
Other               32,994      6         28,531     6
  Total           $598,438    100%      $468,761   100%

                    MAY 31, 1994
                             % OF
                  BACKLOG   TOTAL
Aerospace         $342,007     88%
Power generation
  and energy        33,700      9
Other               13,700      3
  Total           $389,407    100%

     At May 31, 1996 approximately $437.0 million of total firm backlog was scheduled to be shipped within one year and the remainder in subsequent years. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling or termination for customer convenience and due to market fluctuations in the commercial aerospace industry. However, in certain cases the Company is entitled to an adjustment in contract amounts.

MANUFACTURING PROCESSES

    The Company employs three manufacturing processes: forging, investment casting and composites production.

     FORGING

     Forging is the process by which desired shapes, metallurgical characteristics, and mechanical properties are imparted to metal by heating and shaping it through pressing or extrusion. The Company forges alloys of nickel, titanium, steel and aluminum.

     The Company manufactures most of its forgings at its facilities in Grafton and Worcester, Massachusetts, Houston, Texas and Livingston, Scotland. The Company also operates a superalloy powder metal facility in Brighton, Michigan and vacuum arc remelting facilities in Houston, Texas and Millbury, Massachusetts which produce steel, nickel and titanium ingots, and a plasma arc melting facility for the production of high quality titanium ingots and nickel powder in Millbury, Massachusetts. The Company has six large closed die hydraulic forging presses rated as follows: 18,000 tons, 35,000 tons and

50,000 tons in Grafton Massachusetts; 29,000 tons and 35,000 tons in Houston, Texas and 30,000 tons in Livingston, Scotland. The 35,000 ton vertical extrusion press in Houston can be modified to a 55,000 ton hydraulic forging press. The Company also operates an open die cogging press rated at 2,000 tons at its Grafton, Massachusetts location and a hydraulic isothermal forging press rated at 8,000 tons at its Worcester, Massachusetts location.

     The Company employs a variety of forging processes, including the following:

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

     ISOTHERMAL FORGING. Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. The forged material typically has been derived from nickel-based superalloy powders. Because of the extreme temperatures necessary for forming these alloys, the dies must be made of refractory metal (such as molybdenum) so that the die retains its strength and shape during the forging process. Because the dies may oxidize at these elevated temperatures, the forging process is carried on in a vacuum or inert gas atmosphere. The Company's isothermal press also allows it to produce near-net shape components (requiring less machining by the customer) made from titanium alloys, which can be an important competitive advantage in times of high titanium prices. The Company carries on this process in its 8,000-ton isothermal press.

     EXTRUSION. The Company's 35,000 ton vertical extrusion press is one of the largest and most advanced presses in the world. Extrusions are produced for applications in the oil and gas industry, including tension leg platforms, riser systems and production manifolds. The extrusion process is facilitated by manipulators capable of handling work pieces weighing up to 20 tons, rotary hearth furnaces and a 14,000 ton blocking press. It is capable of producing thick wall seamless pipe with outside diameters up to 48 inches and wall thicknesses from 1/2 inch up to 7 inches. Solid extrusions can be manufactured from 6 to 32 inches in diameter. Typical lengths vary from 10 to 45 feet. Powder materials can also be compacted and extruded into forging billets utilizing this press. The 30,000 ton press has similar extrusion capabilities in addition to its multi-ram forging capabilities.

     RAW MATERIAL PRODUCTION. The Company utilizes vacuum arc remelting technology to produce titanium alloy suitable for structural and turbine aerospace applications. Titanium produced in this manner is utilized in both the Company's forging and castings operations.

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

     The Company's plasma arc melting ("PAM") facility in Millbury, Massachusetts is capable of producing high quality titanium ingot and nickel-based superalloy powder. The Company is currently pursuing certifications by certain customers for use of this technology in high performance jet engines.

     The Company's vacuum arc remelt ("VAR") shop in Houston, Texas has five computer-controlled VAR furnaces which process electrodes up to 42 inches in diameter that weigh up to 40,000 pounds. The Houston VAR furnaces are used to remelt purchased electrodes into high purity alloys for internal use in severe applications. In addition, the VAR furnaces are used for toll melting. These vacuum metallurgy techniques provide consistently high levels of purity, low gas content, and precise control over the solidification process. This minimizes segregation in complex alloys and results in improved mechanical properties, as well as hot and cold workability.

     The Company has entered into a joint venture with Pratt & Whitney and certain Australian investors to produce nickel-based superalloy ingots in Perth, Australia (the "Australian Joint Venture"). These ingots will be utilized as raw materials for the Company's forging and casting products.

     SUPPORT OPERATIONS. The Company manufactures many of its own forging dies out of high-strength steel and molybdenum.
These dies can weigh in excess of 100 tons and can be up to 25 feet in length. In manufacturing its dies, the Company takes its customers' drawings and engineers the dies using CAD/CAM equipment and sophisticated metal flow computer models that simulate metal flow during the forging process. This activity improves die design and process control and permits the Company to enhance the metallurgical characteristics of the forging.

     The Company also has at its three major forging locations, machine shops with computer aided profiling equipment, vertical turret lathes and other equipment that it employs to machine products to a shape allowing inspection of the products. The Company also operates rotary and car-bottom heat treating furnaces that enhance the performance characteristics of the forgings. These furnaces have sufficient capacity to handle all the Company's forged products. The Company subjects its products to extensive quality inspection and contract qualification procedures involving zyglo, chemical etching, ultrasonic, red dye, and electrical conductivity testing facilities.

     TESTING. Because the Company's products are for high performance end uses, rigorous testing is necessary and is performed internally by Company engineers. Throughout the manufacturing process, numerous tests and inspections are performed to insure the final quality of each product;
statistical process control techniques are also applied throughout the entire manufacturing process.

INVESTMENT CASTINGS

     The Company's investment castings operations use modern, automated, high volume production equipment and both air-melt and vacuum-melt furnaces to produce a wide variety of complex investment castings. Castings are made of a range of metal alloys including aluminum, magnesium, steel, titanium and nickel-based superalloys.

     The Company's castings operations are conducted in facilities located in Connecticut, New Hampshire, Nevada and California. These plants house air and vacuum-melt furnaces, wax injection machines and investment dipping tanks. Because of the growth in demand for the Company's high quality titanium castings, the Company has started its Franklin, New Hampshire facility which it closed in 1993. The Company has installed and is currently beginning operation of a new state-of-the-art titanium melting furnace for the Franklin plant. Additionally, the Company has expanded its Groton, Connecticut facility for the production of high quality titanium castings.

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

FACILITIES

     The following table sets forth certain information with respect to the Company's major facilities at May 31, 1996. The Company believes that its facilities are well-maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs. On average during the Company's fiscal year 1996, the Company's forging, investment castings and composites facilities were operating at approximately 80%, 65% and 95% of their total productive capacity, respectively.

                          APPROX.
                          SQUARE
      LOCATION            FOOTAGE          PRIMARY FUNCTION
FORGINGS:
Brighton, Michigan          34,500      Superalloy Powder
                                          Production
Grafton, Massachusetts      85,420      Administrative Offices
Grafton, Massachusetts     843,200      Forging
Houston, Texas           1,283,800      Forging
Livingston, Scotland       405,200      Forging
Livingston, Scotland       112,000      Currently idle
Millbury, Massachusetts    104,125      Research and
                                         Development,
                                         Metals Production
Worcester, Massachusetts    43,200      Currently idle
Worcester, Massachusetts    22,300      Forging
Worcester, Massachusetts   301,400      Currently idle

CASTINGS:
Carson City, Nevada         46,000      Casting
Franklin, New Hampshire     43,200      Casting
Groton, Connecticut
  (2 plants)               162,550      Casting
San Leandro, California     45,000      Casting
Tilton, New Hampshire       94,000      Casting

COMPOSITES:
Mojave, California          67,000      Composites

RAW MATERIALS

     Raw materials used by the Company in its forgings and castings include alloys of titanium, nickel, steel, aluminum, magnesium and other high-temperature alloys. The composites operation uses high strength fibers such as fiberglass or graphite, as well as materials such as foam and epoxy, to fabricate composite structures. The major portion of metal requirements for forged and cast products are purchased from major metal suppliers producing forging and casting quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials. The Company satisfies some of its nickel and titanium requirements internally by producing titanium alloy from titanium scrap and "sponge". The Company's powder metal facility and PAM units produce nickel-based superalloy powder and high quality titanium ingot. In addition the Company is a participant in the Australian Joint Venture to produce nickel-based ingots, and the Company utilizes a portion of the output of the joint venture for its own use.

     The titanium and nickel-based superalloys utilized by the Company have a relatively high dollar value. Accordingly, the Company attempts to recover and recycle scrap materials such as machine turnings, forging flash, scrapped forgings, test pieces and casting sprues, risers and gates.

     In the event of customer cancellation, the Company may, under certain circumstances, obtain reimbursement from the customer if the material cannot be diverted to other uses. Costs of material already on hand, along with any conversion costs incurred, are generally billed to the customer unless transferable to another order. As demand for the Company's products grew during fiscal year 1995, and prices of raw materials rose, the Company experienced certain raw material shortages and production delays which had a negative impact on overall revenues. The Company's most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Special Metals Corporation, Teledyne Allvac Corporation, and Carpenter Technologies Corporation. Its principal suppliers of titanium alloys are Titanium Metals Corporation of America, Oregon Metallurgical Corp., and RMI Titanium, Inc. Each of these suppliers has experienced increases in the market prices of the elements (e.g., nickel, titanium, cobalt), that they use in fabricating their products. The Company often has fixed-price contracts with its suppliers. Because the Company's suppliers generally have alternative markets for their products where they may have greater ability to increase their prices, production has in some cases been diverted to alternative markets. As a result of the Company's lead time for deliveries from its suppliers has expanded from 20 weeks to 40 weeks or more in the case of titanium alloys and from 22 weeks to 44 weeks or more in the case of nickel-based alloys. The Company has sought price increases and other financial considerations from its customers which would permit it to increase the price it pays to suppliers; is considering producing a greater amount of its requirements in its own facilities, including the Australian Joint Venture; and has sought alternative sources of supply such as from the Republics formerly comprising the Soviet Union. In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which should reduce the overall lead times.

     The Company's results of operations are affected by significant fluctuations in the prices of raw materials used by the Company. Many of the Company's customer contracts have fixed prices for extended time periods and do not provide complete price adjustments for changes in the prices of raw materials such as metals. The Company attempts to reduce its risk with respect to its customer contracts by procuring long-term contracts with suppliers of metal alloys, but the Company's supply contracts typically do not completely insulate the Company from
fluctuations in the prices of raw materials.   Significant
increases in the prices or scarcity of supply of raw materials used by the Company may have an adverse impact on the Company's results of operations.

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

EMPLOYEES

     As of May 31, 1996, the Company had approximately 3,300 employees of whom 835 were executive, administrative, engineering, research, sales and clerical and 2,465 production and craft. Approximately 53% of the production and craft employees, consisting of employees in the forging business, are
represented by unions.   The Company has entered into collective
bargaining agreements with these union employees as follows:

                   NUMBER OF
                   EMPLOYEES
                   COVERED BY
                   BARGAINING   INITIATION      EXPIRATION
      LOCATION     AGREEMENTS      DATE            DATE
Grafton and
  Worcester,
  Massachusetts        512    March 27, 1995   March 30, 1997
Houston, Texas         517    August 7, 1995   August 9, 1998
                        32    August 7, 1995   September 27, 1998
Livingston, Scotland   193    December 1, 1995 November 30, 1998
                        51    February 1, 1996 January 31, 1999
Total                1,305

     The Company believes it has good relations with its employees although it has experienced a one week strike in August 1995 in connection with the negotiation of its current collective bargaining agreement with the union representing most of its factory workforce in Houston, Texas. There are no assurances that the Company will not experience strikes or other work stoppages, or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.

RESEARCH AND PATENTS

     The Company maintains research and development departments at both Millbury, Massachusetts and Houston, Texas which are engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forging and casting materials and processes. The Company's composites operation conducts research and development related to aerospace composite structures at the Mojave, California facility. The Company spent approximately $1.6 million, $2.2 million, $0.7 million and $2.8 million on applied research and development work during the years ended May 31, 1996 and 1995, the five months ended May 31, 1994, and the year ended December 31, 1993, respectively. Although the Company owns patents covering certain of its processes, the Company does not consider that these patents are of material importance to the Company's business as a whole. Most of the Company's products are manufactured to customer specifications and, consequently, the Company has few proprietary products.

COMPETITION

     Most of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. Competition is intense among the companies currently involved in the industry. Competitive advantages are afforded to those with high quality products, low cost manufacturing, excellent customer service and delivery and engineering and production expertise. The Company considers that it is in a leading position in these areas, however, there can be no assurance that the Company can maintain its share of the market for any of its products.

ENVIRONMENTAL REGULATIONS

     The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. In the fourth quarter of 1991, the Company recorded a pre-tax charge of $7.0 million with respect to environmental investigation and remediation costs at the Grafton facility and a pre-tax charge of $5.0 million against potential environmental remediation costs upon the eventual sale of the Worcester facility. During the five month fiscal period ended May 31, 1994, the Company provided an additional $2.0 million for potential environmental investigation and remediation costs and established a $3.5 million purchase accounting reserve related to the environmental issues at Cameron. As of May 31, 1996, aggregate environmental reserves amounted to $16.7 million and have been provided for expected cleanup expenses estimated between $6.0 million and $7.0 million upon the eventual sale of the Worcester facility, certain environmental issues at Cameron amounting to approximately $3.5 million and the exposures noted in the following paragraphs, which include certain capitalizable amounts for environmental management and remediation projects.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make additional expenditures totalling $20.8 million for environmental management and remediation at that site during the period 1982 through 1999, of which $5.9 million remained as of May 31, 1996. These expenditures will not resolve the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at $3.5 million, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site. In connection with these requirements, the Company is evaluating and planning for closure of 46 solid waste management units on the site. In addition, the Company is subject to an administrative consent order issued by the Environmental Protection Agency in 1991 that requires the Company to close several wastewater and water treatment facilities and construct a Runoff Management Facility to treat process water and stormwater, which was completed in January 1995 at a cost of $5.5 million.

     The Company's Grafton facility is included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan for low-level radioactive waste. In a draft 1992 long-range dose assessment, the NRC determined that the site should be remediated. As a result, the Company has challenged the draft assessment, believing it to be flawed. The Company has provided $1.5 million for the estimated cost of remediation and disposal if the NRC requires it to take these actions. However, the Company may be required to dispose of the wastes at a more expensive disposal facility, which could increase the remediation and disposal costs beyond the provision that the Company has established. The Company believes that it may have meritorious claims for contribution from the U.S. Air Force in respect of any liabilities it may have for such remediation.

     The Company, together with numerous other parties, has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites:
Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; the Gemme site, Leicester, Massachusetts; and the Salco, Inc. site, Monroe, Michigan. The Company believes that any liability it may incur with respect to these sites will not be material.

     At the Gemme site, a proposed agreement would allocate 33% of the cleanup costs to the Company. In September 1995, a consulting firm retained by the PRP group made a preliminary remediation cost estimate of $1.4 million to $2.8 million. The Company's insurance company is defending the Company's interests, and the Company believes that any recovery against the Company would be offset by recovery of insurance proceeds.

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

LEGAL PROCEEDINGS

     At May 31, 1996, the Company was involved in certain legal proceedings arising in the normal course of its business. The
Company believes the outcome of these matters will not have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table set forth certain biographical information with respect to executive officers of the Company.

     NAME                          POSITION                 AGE
John M. Nelson           Chairman of the Board of Directors 65

David P. Gruber          President, Chief Executive Officer 55
                           and Director

Andrew C. Genor          Vice President, Chief Financial
                           Officer and Treasurer            54

Sanjay N. Shah           Vice President Corporate Strategy  46
                           Planning & Business Development

J. Douglas Whelan        President, Forging Division        57

Wallace F. Whitney, Jr.  Vice President, General Counsel
                           and Clerk                        53

Frank J. Zugel           President, Investment Castings
                           Division                         51

     John M. Nelson was elected Chairman of the Company in May 1994 having previously served as the Company's Chairman of the Board and Chief Executive Officer since May 1991. Prior to that time, he served for many years in a series of executive positions with Norton Company, a manufacturer of abrasives and ceramics based in Worcester, Massachusetts, and was Norton's Chairman and Chief Executive Officer from 1988 to 1990 and its President and Chief Operating Officer from 1986 to 1988. Mr. Nelson is also

Chairman of the Board of Directors of the TJX Companies, Inc., a Director of Brown & Sharpe Manufacturing Company, Cambridge Biotechnology, Inc., Commerce Holdings, Inc. and Stocker & Yale, Inc. He is also Chairman of the Board of Trustees of Worcester Polytechnic Institute and Vice President of the Worcester Art Museum.

     David P. Gruber was elected President and Chief Executive Officer of the Company in May 1994 having previously served as President and Chief Operating Officer since October 1991. Prior to joining the Company, Mr. Gruber served as Vice President, Advanced Ceramics, of Compagnie de Saint Gobain (which acquired Norton Company in 1990), a position he held with Norton Company since 1987. Mr. Gruber previously held various executive and technical positions with Norton Company since 1978. He is a Director of Goulds Pumps Inc., a Trustee of the Manufacturers' Alliance for Productivity and Innovation, and is a member of the Mechanical Engineering Advisory Committee of Worcester Polytechnic Institute.

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

     J. Douglas Whelan joined the Company in March 1994 and was elected President, Forgings in May 1994. Prior to joining the Company he had served for a short time as the President of Ladish Co., Inc., a forging Company in Cudahy, Wisconsin, and prior thereto had been Vice President, Operations of Cameron with which company and its predecessors he had been employed since 1965 in various executive capacities. Mr. Whelan is Director of SIFCO Industries, Inc.

     Wallace F. Whitney, Jr. joined the Company in 1991. Prior to that time, he had been Vice President, General Counsel and Secretary of Norton Company since 1988, where he had been employed in various legal capacities since 1973.

     Frank J. Zugel joined the Company in June 1993 when he was elected President-General Manager Investment Castings. Prior to that time, he had served as President of Stainless Steel Products, Inc., a metal fabricator for aerospace applications, since 1992 and before then as Vice President of Pacific Scientific Company, a supplier of components to the aerospace industry, since 1988.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1996.

                                  PART II





ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Wyman-Gordon Company's common stock, par value $1.00 per share, is traded in the over-the-counter market and prices of its common stock appear daily in the NASDAQ national market quotation system. The table below lists the quarterly price range per share for the years ended May 31, 1996 and 1995. The quarterly price range per share is based on the high and low sales prices. The Company has not paid dividends since the fourth quarter of 1991. At May 31, 1996 there were approximately 1,266 holders of record of the Company's common stock.

                      YEAR ENDED           YEAR ENDED
                     MAY 31, 1996         MAY 31, 1995
                    HIGH      LOW       HIGH       LOW
First quarter     $13 3/8   $10 3/8     $ 7       $5 3/4
Second quarter     15 1/8    12 3/8       6 1/2    5 3/8
Third quarter      18 3/4    13           6 3/8    4 3/4
Fourth quarter     18 3/4    15 7/8      12 3/8    5 3/4

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of Wyman-Gordon Company. The selected financial data in the table are derived from the consolidated financial statements of Wyman-Gordon Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                             YEAR       YEAR
                                            ENDED      ENDED
                                          MAY 31,    MAY 31,
                                             1996       1995
(000's omitted, except per-share amounts)
STATEMENT OF OPERATIONS DATA(4):
Revenues                                 $499,624   $396,639
Gross profit                               78,132     49,388
Other charges (credits) and
  environmental charges(5)                  2,717       (710)
Income (loss) from operations              37,699     13,718
Net income (loss)(6)                       25,234      1,039

PER SHARE DATA:
Income (loss) per share before
  cumulative effect of changes in
  accounting principles                  $   0.70   $   0.03
Net income (loss) per share(6)               0.70       0.03
Dividends paid per share                        -          -
Shares used to compute income (loss)
  per share                                36,128     35,148

BALANCE SHEET DATA
  (at end of period)(4):
Working capital                          $116,534   $ 93,062
Total assets                              375,890    369,064
Long-term debt                             90,231     90,308
Stockholders' equity                      109,943     80,855

OTHER DATA:
Order backlog (at end of period)         $598,438   $468,721
EBITDA(7)                                  53,934     30,188

                                            YEAR       YEAR
                                           ENDED      ENDED
                                         MAY 31,   DEC. 31,
                                         1994(1)    1993(2)
(000's omitted, except per-share amounts)
STATEMENT OF OPERATIONS DATA(4):
Revenues                                $224,694   $239,761
Gross profit                               6,878     20,673
Other charges (credits) and
  environmental charges(5)                35,003      2,453
Income (loss) from operations            (63,657)    (8,428)
Net income (loss)(6)                     (72,403)   (60,004)

PER SHARE DATA:
Income (loss) per share before
  cumulative effect of changes in
  accounting principles                 $  (4.02)  $  (0.95)
Net income (loss) per share(6)             (4.02)     (3.34)
Dividends paid per share                       -          -
Shares used to compute income (loss)
  per share                               17,992     17,965

BALANCE SHEET DATA
  (at end of period)(4):
Working capital                         $ 91,688   $ 90,685
Total assets                             394,747    286,634
Long-term debt                            90,385     90,461
Stockholders' equity                      72,483     88,349

OTHER DATA:
Order backlog (at end of period)        $389,407   $256,259
EBITDA(7)                                (45,380)     9,388

                                            YEAR       YEAR
                                           ENDED      ENDED
                                        DEC. 31,   DEC. 31,
                                            1992    1991(3)
(000's omitted, except per-share amounts)
STATEMENT OF OPERATIONS DATA(4):
Revenues                                $298,881   $355,390
Gross profit                              55,590     28,362
Other charges (credits) and
  environmental charges(5)                     -    106,464
Income (loss) from operations             27,275   (115,160)
Net income (loss)(6)                      21,795    (99,681)

PER SHARE DATA:
Income (loss) per share before
  cumulative effect of changes in
  accounting principles                 $   1.21   $  (5.59)
Net income (loss) per share(6)              1.21      (5.59)
Dividends paid per share                       -       0.30
Shares used to compute income (loss)
  per share                               18,078     17,831

BALANCE SHEET DATA
  (at end of period)(4):
Working capital                         $ 96,057   $110,859
Total assets                             295,156    339,154
Long-term debt                            70,538     90,615
Stockholders' equity                     149,516    128,088

OTHER DATA:
Order backlog (at end of period)        $309,679   $386,905
EBITDA(7)                                 45,191    (89,960)

[FN]
(1) On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year end from one which ended on December 31 to the Saturday nearest to May 31. For financial reporting purposes, the year end is stated as May
     31. The Statement of Operations Data for the year ended May 31, 1994 is unaudited.

     The following table sets forth Summary Consolidated
     Statement of Operations Data, which has been derived from the Company's audited financial statements, for the five months ended May 31, 1994 (000's omitted, except per share amounts):

     Revenues                                          $ 86,976
     Gross profit                                        (4,931)
     Other charges (credits) and environmental charges   32,550
     Income (loss) from operations                      (55,805)
     Net income (loss)                                  (61,370)
     Per share data:
       Net income (loss) per share                     $  (3.32)
       Dividends paid per share                               -

[FN]
(2)  Including Cameron's financial results for the year ended
     December 31, 1993, the Company's pro forma unaudited revenues, loss before the cumulative effect of changes in accounting principles and net loss would have been $389,300,000, $(39,300,000) and $(82,300,000), respectively.

(3) In the year ended December 31, 1991, the Company divested its automotive crankshaft operations. Revenues pro forma for the exclusion of such operations are $306,600,000 for the year ended December 31, 1991, assuming the divestiture of the automotive crankshaft operations had taken place as of the beginning of the period.

(4) On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. The Selected Consolidated Financial Data include the accounts of Cameron from the date of the Acquisition. Cameron's operating results from May 26, 1994 to May 31, 1994 are not material to the consolidated statement of operations for the year and five month period ended May 31, 1994.

(5) During the year ended December 31, 1991, the Company incurred charges of approximately $88,000,000 and $11,500,000 in connection with a restructuring program primarily at its forging operations and disposition of its automotive crankshaft forging division, respectively. Additionally, $7,000,000 was provided with respect to environmental investigation and remediation costs at one of the Company's facilities.

     In November 1993, the Company sold substantially all of the net assets and business operations of Wyman-Gordon
     Composites, Inc. and recorded a non-cash charge on the sale of $2,500,000.

     In May 1994, the Company recorded charges of $6,500,000 related to the closing of a castings facility, $24,100,000 related to restructuring and integration of Cameron and $2,000,000 for environmental investigation and remediation costs.

     During the year ended May 31, 1996, the Company provided $1,900,000 in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture. Additionally, the Company provided $800,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

(6) Includes a charge of $43,000,000 or $2.39 per share in fiscal year 1993 relating to the Company's adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS 106") and SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 106 requires postretirement benefit obligations to be accounted for on an accrual basis rather than the "expense as incurred" basis

[FN]
     formerly used. The Company elected to recognize the cumulative effect of these accounting changes in the year ended December 31, 1993.

(7) EBITDA is defined as earnings before interest, taxes, depreciation, amortization and changes in accounting principles. EBITDA is presented because it may be used as one indicator of a Company's ability to service debt. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1996 ("FISCAL YEAR 1996") COMPARED TO YEAR
ENDED MAY 31, 1995 ("FISCAL YEAR 1995")

     The Company's revenues increased 26.0% to $499.6 million in fiscal year 1996 from $396.6 million in fiscal year 1995 due to higher sales volume in the Company's aerospace, power generation and energy and other markets. These sales volume increases during fiscal year 1996 as compared to fiscal year 1995 are reflected by market as follows: a $62.6 million (20.8%) increase in aerospace, a $26.1 million (39.0%) increase in power generation and energy and a $14.3 million (48.4%) increase in other. The cause of the strength in these markets was higher demands for spares from aerospace engine prime contractors and higher extruded pipe shipments to energy customers. The higher spares demand will continue to be reflected in fiscal year 1997 revenues. Revenues in fiscal year 1995 and, to a lesser extent, in fiscal year 1996 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The revenue increases mentioned above have occurred while the Company's backlog has grown to $598.4 million at May 31, 1996 from $468.8 million at May 31, 1995. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 15.6% in fiscal year 1996, as compared to 12.5% in fiscal year 1995. This improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility. Additionally, continuing realization of cost reductions from synergies associated with the integration of Cameron contributed to this higher ratio. These favorable trends were offset somewhat by production delays resulting from the raw material shortages experienced during fiscal years 1995 and 1996.

Additionally, in the second half of fiscal year 1996, the higher spares demand referred to above required the Company to purchase certain raw materials under terms not covered by long-term agreements ("LTAs") with its vendors. The Company simultaneously entered into supply (customer) and purchase (vendor) LTAs and minimized its raw material price exposure to an anticipated volume level. To the extent that the demand is greater than anticipated by the LTAs, the Company must purchase raw materials at market prices. The current rebound in demand for many of these raw materials, especially nickel and titanium, has resulted in significant price increases by the Company's vendors which have negatively affected the Company's gross margins.

     The Company is not likely to see significant pricing relief for its products until early calendar 1997 when new LTAs that the Company expects to negotiate with its customers will go into effect. Until the new LTAs are finalized, the Company may continue to experience pressures on its gross margins.

     Gross margins benefited from LIFO credits of $4.9 million in fiscal year 1996 as compared to $6.2 million in fiscal year 1995.


     Selling, general and administrative expenses increased 3.7% to $37.7 million in fiscal year 1996 from $36.4 million in fiscal year 1995. Selling, general and administrative expenses improved as a percentage of revenues to 7.6% in fiscal year 1996 from 9.2% in fiscal year 1995. The improvement as a percent of revenues is the result of general company-wide cost containment efforts, cost reductions associated with the integration of Cameron with the Company's forgings operations, and higher revenues.

     Other charges (credits) includes charges of $1.9 million and $1.4 million in fiscal years 1996 and 1995, respectively, to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture. Additionally, other charges (credits) includes a charge of $0.8 million in fiscal year 1996 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

     The Company recognized a $2.1 million credit in fiscal year 1995 after determining that Cameron integration costs estimates, including severance and other personnel costs, could be lowered. The Company believes that most of the integration activities have been completed or adequate reserves have been provided.

     Interest expense increased to $11.3 million in fiscal year
1996 from $11.0 million in fiscal year 1995 due to higher interest on borrowings on the Company's U.K. Credit Agreement and lower amounts of capitalizable interest.

     Miscellaneous, net expense was $1.2 million in fiscal year
1996 and $1.7 million in fiscal year 1995. Miscellaneous, net in fiscal year 1996 includes a $0.3 million gain on the sale of marketable securities.

     The Company recorded no provision for income taxes in fiscal years 1996 and 1995. (See "Liquidity and Capital Resources").

     Net income was $25.2 million, or $.70 per share, in fiscal year 1996 compared to a net income of $1.0 million, or $.03 per share, in fiscal year 1995. The $24.2 million improvement results from the items described above.

YEAR ENDED MAY 31, 1995 ("FISCAL YEAR 1995") COMPARED TO YEAR
ENDED MAY 31, 1994 ("FISCAL YEAR 1994")

     The Company's results of operations for fiscal year 1995 include the results of Cameron which the Company acquired from Cooper in May 1994. As a result of the acquisition, the Company has realized substantial operating and processing efficiencies through the consolidation of systems and facilities and the reduction of personnel performing duplicate functions.

     The Company's revenues increased 76.5% to $396.6 million in fiscal year 1995 from $224.7 million in fiscal year 1994. Approximately $151.0 million of this increase was due to the acquisition of Cameron, which provides a broader revenue base in the Company's traditional markets of commercial and defense aerospace and provides diversification into the power generation market. The remainder of the revenue increase was due to higher sales volume at the Company's forgings and castings divisions. The increase in revenues was limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. Although this situation improved during the second half of fiscal year 1995, it had a negative impact on overall revenues. Additionally, fiscal year 1994 contained $4.7 million of revenues from Wyman-Gordon Composites, Inc. which was sold by the Company during November 1993.

     The Company's gross margins were 12.5% in fiscal year 1995, as compared to 3.1% in fiscal year 1994. Higher production volumes, particularly in the Company's castings division, productivity gains in factory operations and realization of certain synergies associated with the integration of Cameron with the Company's forgings operations contributed to this higher ratio. In addition, the gross margins at the Company's composites divisions for fiscal year 1995 were well above fiscal year 1994 levels. These favorable trends were offset somewhat by production delays resulting from raw material shortages experienced most significantly in the first half of fiscal year 1995. Gross margins benefited from LIFO credits of $6.2 million in fiscal year 1995 as compared to $8.1 million in fiscal year 1994. Gross margin in fiscal year 1994 was negatively impacted by significant charges totalling $8.7 million related mainly to a change in accounting estimate of workers' compensation of $4.2 million and excess inventories of $2.8 million.

     Selling, general and administrative expenses increased 2.4% to $36.4 million in fiscal year 1995 from $35.5 million in fiscal year 1994. Selling, general and administrative expenses improved as a percentage of revenues to 9.2% in fiscal year 1995 from 15.8% in fiscal year 1994. Fiscal year 1994 selling, general and administrative expenses include $7.6 million of significant charges. Absent the significant charges, fiscal year 1994 selling, general and administrative expenses were 12.4% of revenues. The improvement as a percent of revenues is the result of certain savings associated with the integration of Cameron with the Company's forgings operations, and higher revenues.

     In fiscal year 1994, the Company recognized other charges of $35.0 million which included $24.1 million for Cameron integration costs, $6.5 million for castings division restructuring costs, $2.0 million for anticipated environmental charges, and $2.4 million related to the disposition of production facilities. The Company recognized a $2.1 million credit in fiscal year 1995 after determining that Cameron integration costs, including severance and other personnel costs could be lowered. The Company believes that most of the integration activities have been completed or adequate reserves have been provided. As of May 31, 1996, unused reserves for Cameron integration costs and direct costs associated with the Acquisition amount to $8.6 million.

     Other charges (credits) in fiscal year 1995 also includes a charge of $1.4 million to recognize the Company's 25% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture.

     Interest expense decreased 1.0% to $11.0 million in fiscal year 1995 from $11.1 million in fiscal year 1994. Fiscal year 1995 interest expense includes higher financing fees associated with the establishment in May 1994 of a receivables backed credit facility. Fiscal year 1994 interest expense includes the write-off of financing fees relating to the Company's prior credit facility amounting to $1.2 million.

     Miscellaneous, net was an expense of $1.7 million in fiscal year 1995 and income of $2.4 million in fiscal year 1994.
Miscellaneous, net in fiscal year 1994 includes a $3.3 million gain on the sale of marketable securities.

     The Company recorded no provision for income taxes in fiscal years 1995 and 1994. (See "Liquidity and Capital Resources")

     Net income was $1.0 million, or $.03 per share, in fiscal year 1995 compared to a net loss of ($72.4) million, or ($4.02) per share, in fiscal year 1994. The $73.4 million improvement results from the items described above.

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $16.3 million to $30.1 million as of May 31, 1996 from $13.9 million as of May 31, 1995 resulted primarily from cash provided by operating activities of $35.3 million, offset by capital expenditures of $18.3 million.

     The increase in the Company's working capital of $23.4 million to $116.5 million as of May 31, 1996 from $93.1 million as of May 31, 1995 resulted primarily from net income of $25.2 million, a decrease in other assets of $4.5 million, net reductions of fixed assets of $1.0 million, a decrease in intangible assets of $5.4 million, net proceeds from the issuance of Common Stock of $3.2 million and other changes in stockholders' equity of $0.7 million, offset by a decrease in long-term benefit liabilities of $11.1 million, a decrease in deferred taxes and other of $4.0 million and a decrease in long-term restructuring, integration, disposal and environmental of $1.4 million.

     Earnings before interest, taxes, depreciation, amortization and changes in accounting principles ("EBITDA") increased $23.7 million to $53.9 million in the fiscal year 1996 from $30.2 million in fiscal year 1995. This improvement reflects primarily the $24.2 million improvement in the Company's net income in fiscal year 1996 as compared to fiscal year 1995.

     As of May 31, 1996, the Company estimates the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $4.0 million, and expects to spend approximately $1.8 million during its fiscal year ending May 31, 1997 ("fiscal year 1997") on movement of machinery and equipment and $0.7 million on severance in fiscal year 1997 (see Footnote F to the Consolidated Financial Statements).

     As of May 31, 1996, the Company expects to spend $1.2 million in fiscal year 1997 and $15.5 million thereafter on non-capitalizable environmental activities. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. Capital expenditures amounted to $18.3 million, $18.7 million, $2.4 million and $13.9 million in the fiscal years 1996 and 1995, the five months ended May 31, 1994 and the year ended December 31, 1993, respectively. Capital expenditures in the foreseeable future are expected to increase from fiscal year 1996 levels. During fiscal year 1997, the Company expects to reinstall a 20,000 ton multi-ram hydraulic forging press in its Houston, Texas facility. This will facilitate meeting increasing customer demands, providing added capacity for aerospace and power and energy products. Completion of the reinstallation is expected by May, 1997 and capital expenditures of $5.0 million are anticipated.

     On May 20, 1994, the Company entered into a revolving receivables-backed credit facility (the "Receivables Financing Program") among the Company, certain subsidiaries and Wyman-Gordon Company ("WGRC") and a Revolving Credit Agreement dated as of May 20, 1994 among WGRC and the financial institutions party thereto. WGRC is a separate corporate entity from the Company and its other subsidiaries with its own separate creditors. WGRC purchases accounts receivable from the Company and certain other selling subsidiaries ("Sellers") and, using those receivables as collateral, borrows from the lending banks. WGRC's creditors have a claim on its assets prior to those assets becoming available to any creditors of any of the Sellers. Borrowings are subject to a formula which is dependent upon certain reserves relating to the accounts receivable purchased by WGRC and bear interest at fluctuating rates tied to Eurodollar rates or the lending banks' prime rates. The aggregate maximum borrowing capacity under the Receivables Financing Program is $65.0 million, with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years, with an evergreen feature. As of May 31, 1996, under this credit facility, the total availability based on eligible receivables was $47.9 million, there were no borrowings and letters of credit amounting to $9.4 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement effective February 20, 1996 (the "U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 3.0 million pounds sterling with a separate letter of credit or guarantee limit of 2.9 million pounds sterling. As of May 31, 1996, there were no borrowings outstanding and the subsidiary had issued 0.7 million pounds sterling or $1.0 million of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company in fiscal year 1997 to fund operations, anticipated expenditures in connection with the integration of Cameron, planned capital expenditures and planned environmental expenditures include available cash ($30.1 million as of May 31, 1996), borrowing availability under the Company's Receivables Financing Program, cash generated by operations including reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations and debt are expected to be the Company's primary sources of liquidity beyond fiscal year 1997.
The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures for the foreseeable future.

     The Company's current plans to further improve operating results include completing the integration of Cameron, further reductions of personnel and various other cost reduction measures. Programs to expand the Company's revenue base include participation in new aerospace programs and expansion of participation in the land-based gas turbine and extruded pipe markets and other markets in which the Company has not traditionally participated. The Company anticipates that, in addition to the growth in commercial aviation, the aging current commercial airline fleet will require future orders for its replacement.

IMPACT OF INFLATION

     The Company's earnings may be affected by changes in price levels and in particular, changes in the price of basic metals. The Company's contracts with its customers generally provide for fixed prices for finished products with limited protection against cost increases. The Company would therefore be affected by changes in the prices of raw materials during the term of any such contract. The Company attempts to minimize this risk by entering into fixed price arrangements with raw material suppliers.

ACCOUNTING, TAX AND OTHER MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which must be adopted by the Company in fiscal 1997. SFAS 121 prescribes the accounting for the impairment of long-lived assets that are to be held and used in the business and similar assets to be disposed of. The Company has not determined the impact of adoption on its financial position or results of operations.

     In December 1995, the Financial Accounting Standards Board Issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which must be adopted by the Company no later than fiscal year 1997. SFAS 123 prescribes the accounting and disclosure of compensation related to all stock-based awards to employees. The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). This standard provides that the Company follow an accrual method of accounting, rather than the as-incurred basis formerly used for benefits payable to employees when they leave the Company for reasons other than retirement. The adoption, including the cumulative effect, has not had a material affect on earnings or the financial position of the Company.

     As of May 31, 1996, the Company has net operating loss carryforwards ("NOLs") of approximately $86.0 million, which begin expiring in year 2006. The Company is seeking to utilize a substantial portion of such NOLs to obtain a refund in excess of $20.0 million of prior years' taxes. To the extent that the Company is not successful in recovering a refund of prior years' taxes, the NOLs will be available to offset future taxable income, if any. A reasonable estimation of the potential recovery cannot be made at this time and, accordingly, no adjustment has been made in the financial statements with respect to the claim for such refund.

     The Company's ability to utilize its NOLs in the future may be affected by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which generally limits the use of a corporation's NOLs following a more than 50 percentage point change in the ownership of the corporation's equity within any three-year period (an "ownership change"). An ownership change could result in the imposition of limitations on the Company's ability to offset future taxable income with the Company's NOL's.

     The Company for several years maintained a program of company-owned life insurance ("COLI") for certain of its employees. As of May 31, 1996, the Company is named as beneficiary on COLI policies with an aggregate cash surrender value of approximately $6.6 million, issued by Confederation Life Insurance Company (U.S.), which is currently in rehabilitation. Confederation Life Insurance Company is continuing to pay benefits under the policies but has ceased to redeem cash surrender values. No assurances can be given regarding to what extent the Company will be able to realize such cash surrender values in the future.

     The Company has implemented structural changes designed to improve its cost structure and increase efficiency and productivity at its Houston, Texas facility. The Company is now implementing similar changes at its Grafton, Massachusetts facility, which has been operating at a loss in recent years. Rationalization and cost reduction programs include additional transfers of product and workforce reductions at the Company's Grafton facility. Additionally, the Company is evaluating its position with respect to its production of aluminum aerospace structural components produced at its Grafton facility. As a result of these initiatives, the Company may implement further restructuring measures which could result in write-offs and reduced earnings or losses.

"FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY"

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including discussions of continuing raw material prices and availability and their impact on gross margins and business trends as well as liquidity and sales volume. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful negotiation of long-term customer pricing contracts and raw material prices and availability. See Part I, Item 1 - "Markets and Products - Aerospace", "Customers", "Marketing and Sales", "Raw Materials", "Employees", "Competition", "Environmental Regulations" and "Product Liability Exposure."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Stockholders of Wyman-Gordon Company:

     We have prepared the financial statements included herein and are responsible for all information and representations contained therein. Such financial information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgements.

     Wyman-Gordon maintains accounting and internal control systems which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce records adequate for preparation of financial information. These systems are established and monitored in accordance with written policies which set forth management's responsibility for proper internal accounting controls and the adequacy of these controls subject to continuing independent review by our external auditors, Ernst & Young LLP.

     To assure the effective administration of internal control, we carefully select and train our employees, develop and disseminate written policies and procedures and provide appropriate communication channels. We believe that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards.

     The financial statements have been audited by Ernst & Young LLP, Independent Auditors, in accordance with generally accepted auditing standards. In connection with their audit, Ernst & Young LLP has developed an understanding of our accounting and financial controls, and conducted such tests and related procedures as it considers necessary to render their opinion on the financial statements.

     The financial data contained in these financial statements were subject to review by the Audit Committee of the Board of Directors. The Audit Committee meets periodically during the year with Ernst & Young LLP and with management to review accounting, auditing, internal control and financial reporting matters.

     We believe that our policies and procedures provide reasonable assurance that operations are conducted in conformity with applicable laws and with our commitment to a high standard of business conduct.

/S/ DAVID P. GRUBER
David P. Gruber
President and
Chief Executive Officer

/S/ ANDREW C. GENOR
Andrew C. Genor
Vice President, Chief Financial
Officer and Treasurer

WYMAN-GORDON COMPANY
REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Wyman-Gordon Company:

     We have audited the accompanying consolidated balance sheets of Wyman-Gordon Company and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1996 and 1995, for the five months ended May 31, 1994, and for the year ended December 31, 1993. Our audits also included the financial statement schedule of Wyman-Gordon Company listed in
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyman-Gordon Company and subsidiaries at May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended May 31, 1996 and 1995, for the five months ended May 31, 1994, and for the year ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes I and J to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.




/S/ERNST & YOUNG LLP

Boston, Massachusetts
June 24, 1996

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEAR       YEAR       YEAR
                                   ENDED      ENDED      ENDED
                                 MAY 31,    MAY 31,    MAY 31,
                                    1996       1995       1994
                                                    (Unaudited)
(000's omitted, except per share data)
Revenue                         $499,624   $396,639    $224,694
Cost of goods sold               421,492    347,251     217,816
Selling, general and
  administrative expenses         37,716     36,380      35,532
Other charges (credits)            2,717       (710)     33,003
Environmental charge                   -          -       2,000
                                 461,925    382,921     288,351
Income (loss) from operations     37,699     13,718     (63,657)

Other deductions (income):
 Interest expense                 11,272     11,027      11,135
 Miscellaneous, net                1,193      1,652      (2,389)
                                  12,465     12,679       8,746

Income (loss) before cumulative
  effect of changes in accounting
 principles                       25,234      1,039     (72,403)
Cumulative effect of changes in
 accounting principles                 -          -           -
Net income (loss)               $ 25,234   $  1,039    $(72,403)


INFORMATION PER SHARE

Income (loss) before cumulative
 effect of changes in accounting
 principles                     $    .70   $    .03    $  (4.02)
Cumulative effect of changes in
 accounting principles                 -          -           -
Net income (loss)               $    .70   $    .03    $  (4.02)

Shares used to compute earnings
per share                         36,128     35,148      17,992








     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                          FIVE
                                        MONTHS            YEAR
                                         ENDED           ENDED
                                        MAY 31,    DECEMBER 31,
                                          1994            1993
(000's omitted, except per share data)
Revenue                               $ 86,976      $239,761
Cost of goods sold                      91,907       219,088
Selling, general and
  administrative expenses               18,324        26,648
Other charges (credits)                 30,550         2,453
Environmental charge                     2,000             -
                                       142,781       248,189
Income (loss) from operations          (55,805)       (8,428)

Other deductions (income):
  Interest expense                       5,383        10,823
  Miscellaneous, net                       182        (2,247)
                                         5,565         8,576

Income (loss) before cumulative
  effect of changes in accounting
  principles                           (61,370)      (17,004)
Cumulative effect of changes in
  accounting principles                      -       (43,000)
Net income (loss)                     $(61,370)     $(60,004)


INFORMATION PER SHARE

Income (loss) before cumulative
  effect of changes in accounting
  principles                          $  (3.32)     $   (.95)
Cumulative effect of changes in
  accounting principles                      -         (2.39)
Net income (loss)                     $  (3.32)     $  (3.34)

Shares used to compute earnings
  per share                             18,490        17,965








     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                             MAY 31,    MAY 31,
                                                1996       1995
                                                (000's omitted)
ASSETS
 Cash and cash equivalents                 $ 30,134    $ 13,856
 Accounts receivable                         94,928      79,219
 Inventories                                 65,873      78,813
 Prepaid expenses                            14,338      15,671
      Total current assets                  205,273     187,559

 Property, plant and equipment, net         140,408     141,397
 Intangible assets                           19,899      25,295
 Other assets                                10,310      14,813
    Total assets                           $375,890    $369,064

LIABILITIES
 Borrowings due within one year            $     77    $  3,915
 Accounts payable                            40,484      34,729
 Accrued liabilities and other               48,178      55,853

      Total current liabilities              88,739      94,497

 Restructuring, integration, disposal
   and environmental                         18,275      19,648
 Long-term debt                              90,231      90,308
 Pension liability                            1,698       9,589
 Deferred income taxes and other             17,717      21,699
 Postretirement benefits                     49,287      52,468

STOCKHOLDERS' EQUITY
 Preferred stock, no par value: Authorized
   5,000,000 shares; none issued                  -           -
 Common stock, par value $1.00 per share:
    Authorized 70,000,000 shares; issued
      37,052,720                             37,053      37,053
 Capital in excess of par value              33,291      40,118
 Retained earnings                           64,934      39,700
 Equity adjustments                             719          63
 Treasury stock, 1,480,448 and 2,044,178
    shares at May 31, 1996 and 1995         (26,054)    (36,079)
     Total stockholders' equity             109,943      80,855
     Total liabilities and stockholders'
       equity                              $375,890    $369,064





     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                              YEAR      YEAR
                                              ENDED    ENDED
                                            MAY 31,  MAY 31,
                                               1996     1995
(000's omitted)
OPERATING ACTIVITIES:
Net income (loss)                          $ 25,234  $  1,039
Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:
 Depreciation and amortization               17,428    18,122
 Loss from disposal of production
  facilities                                      -         -
 Environmental and other charges (credits)      846    (2,100)
 Losses of equity investment                  1,871     1,390
 Cumulative effect of changes in accounting
   principles                                     -         -
Changes in assets and liabilities:
 Accounts receivable                        (15,709)   (2,200)
 Inventories                                 12,940   (13,076)
 Prepaid expenses and other assets            3,118    11,542
 Accrued restructuring, integration,
  disposal and environmental                 (6,837)  (14,646)
 Income and other taxes                       3,631       628
 Accounts payable and accrued and other
  liabilities                                (7,250)    7,073
    Net cash provided (used) by operating
     activities                              35,272     7,772

INVESTING ACTIVITIES:
 Investment in acquired subsidiaries              -    (3,591)
 Capital expenditures                       (18,331)  (18,714)
 Deferred program costs                           -         -
 Proceeds from sale of fixed assets           1,718     1,563
 Other, net                                  (1,664)     (415)
    Net cash provided (used) by investing
     activities                             (18,277)  (21,157)

FINANCING ACTIVITIES:
 Cash received from (paid to) Cooper
   Industries for factored accounts
   receivable                                     -   (20,561)
 Issuance (payment) of debt                  (3,915)    3,761
 Net proceeds from issuance of common
  stock                                       3,198     1,862
    Net cash provided (used) by financing
     activities                                (717)  (14,938)
Increase (decrease) in cash                  16,278   (28,323)
Cash, beginning of period                    13,856    42,179
Cash, end of period                        $ 30,134  $ 13,856

     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                           FIVE
                                                  YEAR   MONTHS
                                                 ENDED    ENDED
                                               MAY 31,  MAY 31,
                                                  1994     1994
(000's omitted)                              (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                            $(72,403) $(61,370)
Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:
 Depreciation and amortization                 15,888     6,782
 Loss from disposal of production facilities    2,453         -
 Environmental and other charges (credits)     32,550    32,550
 Losses of equity investment                        -         -
 Cumulative effect of changes in accounting
  principles                                        -         -
Changes in assets and liabilities net of
purchase price activity:
 Accounts receivable                            9,545     3,228
 Inventories                                   16,219     4,215
 Prepaid expenses and other assets              5,078     2,255
 Accrued restructuring, integration,
  disposal and environmental                   (8,224)   (1,352)
 Income and other taxes                           386     1,594
 Accounts payable and accrued and other
  liabilities                                   5,515     6,429
    Net cash provided (used) by operating
     activities                                 7,007    (5,669)

INVESTING ACTIVITIES:
 Investment in acquired subsidiaries           (3,450)   (3,450)
 Capital expenditures                         (11,888)   (2,404)
 Deferred program costs                        16,408    16,063
 Proceeds from sale of fixed assets             4,407         -
 Other, net                                     4,071     2,137
    Net cash provided (used) by investing
     activities                                 9,548    12,346

FINANCING ACTIVITIES:
 Cash received from (paid to) Cooper
  Industries for factored accounts
  receivable                                   20,561    20,561
 Issuance (payment) of debt                       (77)      (77)
 Net proceeds from issuance of common
  stock                                           572       201
   Net cash provided (used) by financing
    activities                                 21,056    20,685
Increase (decrease) in cash                    37,611    27,362
Cash, beginning of period                       4,568    14,817
Cash, end of period                          $ 42,179  $ 42,179

     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                          YEAR
                                                         ENDED
                                                      DEC. 31,
                                                          1993
(000's omitted)
OPERATING ACTIVITIES:
Net income (loss)                                      $(60,004)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
 Depreciation and amortization                           15,569
 Loss from disposal of production facilities              2,453
 Environmental and other charges (credits)                    -
 Losses of equity investment                                  -
 Cumulative effect of changes in accounting
  principles                                             43,000
Changes in assets and liabilities net of
purchase price activity:
 Accounts receivable                                     15,139
 Inventories                                              8,474
 Prepaid expenses and other assets                       (7,114)
 Accrued restructuring, integration,
  disposal and environmental                             (9,653)
 Income and other taxes                                    (998)
 Accounts payable and accrued and other
  liabilities                                               311
    Net cash provided (used) by operating
     activities                                           7,177

INVESTING ACTIVITIES:
 Investment in acquired subsidiaries                          -
 Capital expenditures                                   (13,866)
 Deferred program costs                                     (22)
 Proceeds from sale of fixed assets                       4,738
 Other, net                                               1,650
    Net cash provided (used) by investing
     activities                                          (7,500)

FINANCING ACTIVITIES:
 Cash received from (paid to) Cooper
   Industries for factored accounts
   receivable                                                 -
 Issuance (payment) of debt                              14,603
 Net proceeds from issuance of common
  stock                                                     537
    Net cash provided (used) by financing
     activities                                          15,140
Increase (decrease) in cash                              14,817
Cash, beginning of period                                     -
Cash, end of period                                    $ 14,817

     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY



                             COMMON STOCK      CAPITAL IN
                            SHARES     PAR     EXCESS OF  RETAINED
                            ISSUED    VALUE    PAR VALUE  EARNINGS
                                                    (000's omitted)
Balance, December 31, 1992   20,403  $20,403   $16,049   $160,035
  Net loss                                                (60,004)
  Stock plans                                     (984)
  Savings/Investment Plan
    match                                         (769)
  Pension equity adjustment
Balance, December 31, 1993   20,403   20,403    14,296    100,031
  Net loss                                                (61,370)
  Stock plans                                     (429)
  Savings/Investment Plan
    match                                         (171)
  Pension equity adjustment
  Issuance of common stock   16,500   16,500    30,188
Balance, May 31, 1994        36,903   36,903    43,884     38,661
  Net income                                                1,039
  Stock plans                   150      150    (2,354)
  Savings/Investment Plan
    match                                       (1,412)
  Pension equity adjustment
  Currency translation
Balance, May 31, 1995        37,053   37,053    40,118     39,700
  Net income                                               25,234
  Stock plans                                   (6,486)
  Savings/Investment Plan
    match                                         (341)
  Pension equity adjustment
  Currency translation
Balance, May 31, 1996        37,053  $37,053   $33,291   $64,934





     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Continued)



                                  EQUITY     TREASURY
                                ADJUSTMENTS    STOCK   TOTALS
                                                (000's omitted)
Balance, December 31, 1992      $ (2,323)  $(44,648)  $149,516
  Net loss                                             (60,004)
  Stock plans                                 1,250        266
  Savings/Investment Plan
    match                                     1,040        271
  Pension equity adjustment       (1,700)               (1,700)
Balance, December 31, 1993        (4,023)   (42,358)    88,349
  Net loss                                             (61,370)
  Stock plans                                   546        117
  Savings/Investment Plan
    match                                       255         84
  Pension equity adjustment       (1,385)               (1,385)
  Issuance of common stock                              46,688
Balance, May 31, 1994             (5,408)   (41,557)    72,483
  Net income                                             1,039
  Stock plans                                 3,355      1,151
  Savings/Investment Plan
    match                                     2,123        711
  Pension equity adjustment        3,952                 3,952
  Currency translation             1,519                 1,519
Balance, May 31, 1995                 63    (36,079)    80,855
  Net income                                            25,234
  Stock plans                                 8,626      2,140
  Savings/Investment Plan
    match                                     1,399      1,058
  Pension equity adjustment        1,403                 1,403
  Currency translation              (747)                 (747)
Balance, May 31, 1996           $    719   $(26,054)  $109,943


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

     On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year end from one which ended on December 31 to one which ends on the Saturday nearest to May 31. The Company maintains its books using a 52/53 week year ending on the Saturday nearest to May 31. For purposes of the consolidated financial statements, the year-end is stated at May 31. The year ended May 31, 1996 consisted of 52 weeks and each of the quarters in fiscal 1996 consisted of 13 weeks. The year ended May 31, 1995 consisted of 53 weeks with the additional week included in the first quarter. The year ended May 31, 1997 will consist of 52 weeks.

     On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries. The accompanying consolidated financial statements include the accounts of Cameron from the date of the acquisition. Cameron's operating results from May 26, 1994 to May 31, 1994 are not material to the consolidated statement of operations for the five month period ended May 31, 1994. The unaudited statement of operations and cash flows for the year ended May 31, 1994 are presented for comparative purposes only.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: Sales and income are recognized at the time products are shipped.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Where appropriate, prior year amounts have been reclassified to permit comparison.

CASH AND CASH EQUIVALENTS: Cash equivalents include short-term investments with maturities of less than three months at the time of investment.

INVENTORIES: Inventories are valued at both the lower of first-in, first-out (FIFO) cost or market, or for certain forgings raw material and work-in-process inventories, the last-in, first-out
(LIFO) method. On certain orders, usually involving lengthy raw material procurement and production cycles, progress payments are reflected as a reduction of inventories. Product repair costs are expensed as incurred.

LONG-TERM, FIXED PRICE CONTRACTS: A substantial portion of the Company's revenues is derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. Losses on such contracts are provided when available information indicates that the sales price is less than a fully allocated cost projection.

DEPRECIABLE ASSETS: Property, plant and equipment, including significant renewals and betterments, are capitalized at cost and are depreciated on the straight-line method. Generally, depreciable lives range from 10 to 20 years for land improvements, 10 to 40 years for buildings and 5 to 15 years for machinery and equipment. Tooling production costs are primarily classified as machinery and equipment and are capitalized at cost less associated reimbursement from customers and depreciated over 5 years. Depreciation expense amounted to $16,723,000, $17,417,000, $6,058,000, and $14,421,000 in the years ended May
31, 1996 and 1995, the five months ended May 31, 1994 and the year ended December 31, 1993, respectively.

BANK FEES: Bank fees and related costs of obtaining credit facilities are recorded as other assets and amortized over the term of the facilities.

NET INCOME (LOSS) PER SHARE: Per-share data are computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents related to outstanding stock options are included in per-share computations unless their inclusion would be antidilutive.

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing.

The Company has approximately 900 active customers. However, the Company's accounts receivable are concentrated with a small number of Fortune 500 companies with whom the Company has long-standing relationships. Accordingly, management considers credit risk to be low. Five customers accounted for 47.3% and 50.0% of the Company's revenues during the years ended May 31, 1996 and 1995, 50.6% for the five months ended May 31, 1994 and 55.6% for the year ended December 31, 1993. General Electric Company ("GE")and United Technologies Corporation ("UT") each accounted for more than 10% of the Company's revenues as follows:

($000's omitted)
                                        FIVE
             YEAR         YEAR        MONTHS          YEAR
            ENDED        ENDED         ENDED         ENDED
          MAY 31,       MAY 31,      MAY 31,       DEC 31,
             1996 %        1995  %      1994  %       1993  %
GE       $134,830 27   $101,261  26  $17,226  20   $55,585  23
UT         53,116 11     58,873  15   13,930  16    37,060  16

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

RESEARCH AND DEVELOPMENT: Research and development expenses, including related depreciation, amounted to $1,630,000, $2,213,000, $733,000, and $2,778,000 for the years ended May 31,
1996 and 1995, five months ended May 31, 1994 and for the year ended December 31, 1993, respectively.

INTANGIBLE ASSETS: Intangible assets consist primarily of costs of acquired businesses in excess of net assets acquired and are amortized on a straight line basis over periods up to 35 years. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the costs of acquired businesses in excess of net assets acquired relate in order to ensure that the carrying value of such intangible asset has not been impaired.

ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company accounts for its stock compensation arrangement under the provisions of APB25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

IMPAIRMENT OF LONG-LIVED ASSETS: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes, among other things, accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Company will adopt the new standard in the year ended May 31, 1997. The Company has not determined the impact of adoption on its financial position or results of operations.

B.   ACQUISITION

     On May 26, 1994, the Company acquired all of the outstanding stock of Cameron from Cooper Industries Inc. Cameron and its subsidiaries operate forging facilities in Houston, Texas and Livingston, Scotland, as well as a powder metal operation in Brighton, Michigan. The integration of Cameron's operations with the Company's is progressing substantially as planned. The acquisition was accounted for as a purchase transaction. The Company's results of operations for the years ended May 31, 1996 and 1995 include the accounts of Cameron.

     The unaudited pro forma combined financial data of the Company with Cameron as though Cameron had been acquired as of the beginning of each period presented are as follows:

                               FIVE MONTHS
                                    ENDED      YEAR ENDED
                                  MAY 31,    DECEMBER 31,
                                     1994            1993
 (000's omitted, except per-share data)
Revenue                         $151,834      $389,295
Income (loss) before
  cumulative effect of
  changes in accounting
  principles                    $(71,525)     $(39,271)
Net income (loss)               $(71,525)     $(82,271)
Income (loss) per share
  before cumulative effect
  of changes in accounting
  principles                    $  (2.07)     $  (1.14)
Net income (loss) per share     $  (2.07)     $  (2.38)

C.   BALANCE SHEET INFORMATION

     Components of selected captions in the consolidated balance sheets follow:

                                   MAY 31,        MAY 31,
                                      1996           1995
                                           (000's omitted)
PROPERTY, PLANT AND EQUIPMENT:

Land, buildings and improvements   $103,456       $100,399
Machinery and equipment             282,092        278,691
Under construction                   15,160          6,282
                                    400,708        385,372
Less accumulated depreciation       260,300        243,975
                                   $140,408       $141,397

INTANGIBLE ASSETS:

Pension intangible                 $    876       $  5,568
Costs in excess of net assets
  acquired                           28,786         28,786
Less:  Accumulated amortization      (9,763)        (9,059)
                                   $ 19,899       $ 25,295

OTHER ASSETS:

Cash surrender value of company-
  owned life insurance policies    $  6,602       $  7,974
Other                                 3,708          6,839
                                   $ 10,310       $ 14,813

ACCRUED LIABILITIES AND OTHER:

Accrued payroll and benefits       $ 10,880       $ 11,511
Restructuring, integration,
  disposal and environmental
  reserves                            4,755         10,219
Payroll and other taxes               2,258          3,139
Loss on long-term contracts           3,387          7,407
Other                                26,898         23,577
                                   $ 48,178       $ 55,853

DEFERRED INCOME TAXES AND OTHER:

Deferred income taxes              $  4,399       $  2,623
Loss on long-term contracts               -          3,413
Other long-term liabilities          13,318         15,663
                                   $ 17,717       $ 21,699

D.   INVENTORIES

Inventories consisted of the following:

                                   MAY 31,        MAY 31,
                                      1996           1995
                                          (000's omitted)
Raw material                       $21,608        $26,440
Work-in-process                     51,125         54,310
Other                                3,168          3,228
                                    75,901         83,978
Less progress payments              10,028          5,165
                                   $65,873        $78,813

     At May 31, 1996 and 1995 approximately 36.0% and 33.0%, respectively, of inventories are valued at LIFO cost. If all inventories valued at LIFO cost had been valued at FIFO cost or market which approximates current replacement cost, inventories would have been $16,662,000 and $21,584,000 higher than reported at May 31, 1996 and 1995, respectively.

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

                                                FIVE
                          YEAR      YEAR      MONTHS      YEAR
                         ENDED     ENDED       ENDED     ENDED
                       MAY 31,   MAY 31,     MAY 31,   DEC 31,
                          1996      1995        1994      1993
(000's omitted)
Lower quantities       $5,448    $ 7,567     $2,050    $5,469
(Inflation) deflation    (526)    (1,393)     1,085     4,450
Net increase to income
  from operations      $4,922    $ 6,174     $3,135    $9,919

E.   SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt consisted of the following:

                                     MAY 31,      MAY 31,
                                        1996         1995
(000's omitted)
Borrowings due within one year:
  Current portion of long-term debt  $    77      $    77
Borrowings under U.K. Credit
  Agreement                                -        3,838
     Total borrowings due within
       one year                      $    77      $ 3,915

Long-term debt:
  Senior Notes                       $90,000      $90,000
  Other                                  231          308
     Total long-term debt            $90,231      $90,308

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

     The estimated fair value of the Senior Notes was $87,400,000 and $86,400,000 at May 31, 1996 and 1995, respectively, based on third party valuations.

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

     There were no borrowings outstanding under the Receivables Financing Program at May 31, 1996 and 1995. At May 31, 1996 and 1995, the Company had issued $9,395,000 and $10,009,000 of letters of credit under the Receivables Financing Program, respectively. As of May 31, 1996 and 1995, total availability based on eligible receivables was $47,916,000 and $44,816,000, respectively.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("U.K. Credit Agreement") with a bank ("the Bank") effective February 20, 1996. The maximum borrowing capacity under the U.K. Credit Agreement is 3,000,000 pounds sterling with a separate letter of credit or guarantee limit of 2,900,000 pounds sterling. Borrowings bear interest at 1% over the Bank's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 1.5% over the Bank's base rate. The subsidiary is obligated to pay a commitment fee of .35% on letters of credit issued under the U.K. Credit Agreement. The U.K. Credit Agreement is secured by a debenture and standard security from Wyman-Gordon Limited and is senior to any intercompany loans. There were no borrowings outstanding at May 31, 1996. Borrowings outstanding at May 31, 1995 were 2,415,000 pounds sterling ($3,838,000). At May 31, 1996 and 1995, the subsidiary had issued 669,000 pounds sterling ($1,037,000) and 380,000 pounds sterling ($604,000) of letters of credit or guarantees under the U.K. Credit Agreement.

     For the years ended May 31, 1996 and 1995, the weighted average interest rate on short-term borrowings was 7.6% and 7.3%, respectively.

     Annual maturities of long-term debt in the next four years amount to $77,000 per year and $90,000,000 thereafter. The Company's promissory note to Cooper Industries, Inc. in the principal amount of $4,600,000, will be payable in annual installments beginning on June 30, 1997 and each June 30 thereafter until paid in full in amounts provided under the terms of the "Stock Purchase Agreement" with Cooper Industries, Inc.

                                             FIVE
                         YEAR      YEAR    MONTHS      YEAR
                        ENDED     ENDED     ENDED     ENDED
                      MAY 31,   MAY 31,   MAY 31,   DEC 31,
                         1996      1995      1994      1993
(000's omitted)
Interest on debt      $10,003   $ 9,929   $3,973    $ 8,741
Capitalized interest     (262)     (397)    (152)      (544)
Amortization of
  financing fees and
  other                 1,531     1,495    1,562      2,626
Interest expense      $11,272   $11,027   $5,383    $10,823

     Total interest paid approximates "Interest on debt" stated in the table above.

F.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

1991 RESTRUCTURING:

     During 1991, the Company incurred charges of $99,464,000 in connection with a restructuring program.

     A significant portion of this charge related to the consolidation of forging operations, including severance and other personnel costs. The Company has nearly completed its 1991 restructuring plan with minor consolidation costs remaining, which are expected to require cash outlays of approximately $600,000 in the year ended May 31, 1997. Deferred compensation of approximately $1,400,000 will be payable over the next several years under the terms of a severance agreement.

1993 DISPOSITION:

     In 1993, the Company sold substantially all of the net assets and business operations of Wyman-Gordon Composites, Inc. and recorded a non-cash charge on the sale in the fourth quarter of the year ended December 31, 1993 amounting to $2,453,000.

1994 RESTRUCTURING:

     The Company recorded a charge of $6,450,000 in May 1994, $5,200,000 for restructuring a castings facility, and $1,250,000 to write-down castings fixed assets to their net realizable value. The non-cash items amounting to $5,350,000 were charged against the reserve in May 1994. Cash charges totalling $900,000 have been made against the reserve in the years ended May 31, 1995 and 1996 and cash charges of $200,000 are expected to be incurred in the year ended May 31, 1997.

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

     During the year ended May 31, 1995, after a year of evaluating the combined forgings operations and concluding that most of its integration activities had been completed or were adequately provided for within the remaining integration restructuring reserves, the Company determined that severance and other personnel costs were $1,900,000 lower and movement of machinery, equipment and tooling and dies costs were $2,500,000 lower than originally estimated. Additionally, certain machinery and equipment redundancies as a result of the integration of Cameron's operations with those of the Company's were $2,300,000 higher than original estimates. As a result, the Company took into income from operations, an integration restructuring credit in the amount of $2,100,000. There have been no significant changes to the Company's May 31, 1995 estimates of the remaining integration activities. The Company made $3,100,000 of cash charges against these reserves during the year ended May 31, 1996. At May 31, 1996, the Company estimates these remaining integration activities will require cash outlays of approximately $1,400,000 in the year ended May 31, 1997 and $1,200,000 thereafter. Most of these future expenditures represent costs associated with consolidation and reconfiguration of production facilities and relocation or severance costs.

CAMERON PURCHASE CASH COSTS:

     Included as part of the Cameron purchase price allocation the Company recorded $12,200,000 for direct cash costs related to the acquisition and integration of Cameron for relocation of Cameron machinery and dies, severance of Cameron personnel and other costs. During the year ended May 31, 1995, it was determined that the cash costs of the acquisition were $5,200,000 lower than originally estimated. There have been no significant changes to the Company's May 31, 1995 estimates of the remaining integration activities. The Company made $1,500,000 of cash charges against these reserves during the year ended May 31, 1996. The remaining activities will require estimated cash outlays of $1,400,000, of which approximately $1,100,000 will be spent in the year ended May 31, 1997 and $300,000 thereafter.

     A summary of charges made or estimated to be made against restructuring, integration and disposal reserves is as follows:

                                                           FIVE
                                                         MONTHS
                                                          ENDED
                                                        MAY 31,
                                               TOTAL       1994
(000's omitted)
1994 RESTRUCTURING:
  CASH:
  Casting facility restructuring              $ 1,100   $     -
  NON-CASH:
  Casting facility restructuring                4,100     4,100
  Other                                         1,250     1,250
     Total non-cash charges                     5,350     5,350
     Total 1994 Restructuring                   6,450     5,350
1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                            4,300         -
  Severance and other personnel costs           4,000         -
     Total cash charges                         8,300         -
  NON-CASH:
  Asset revaluation                            13,700    11,400
  Credits to reserves                           2,100         -
     Total non-cash charges                    15,800    11,400
     Total 1994 Cameron integration costs      24,100    11,400
     Total 1994 Other Charges                 $30,550   $16,750
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 3,200   $     -
  Severance of Cameron personnel                3,800         -
     Total Cameron Purchase Cash Costs        $ 7,000   $     -
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $(2,100)  $     -
     Total 1995 Other Charges                 $(2,100)  $     -
  Total Cash                                  $16,400   $     -
  Total Non-cash                              $19,050   $16,750


                                                  YEAR      YEAR
                                                 ENDED     ENDED
                                               MAY 31,   MAY 31,
                                                  1995      1996
(000's omitted)
1994 RESTRUCTURING:
  CASH:
  Casting facility restructuring              $   600   $   300
  NON-CASH:
  Casting facility restructuring                    -         -
  Other                                             -         -
     Total non-cash charges                         -         -
     Total 1994 Restructuring                     600       300
1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                              800     1,500
  Severance and other personnel costs           1,800     1,600
     Total cash charges                         2,600     3,100
  NON-CASH:
  Asset revaluation                             2,300         -
  Credits to reserves                           2,100         -
     Total non-cash charges                     4,400         -
     Total 1994 Cameron integration costs       7,000     3,100
     Total 1994 Other Charges                 $ 7,600   $ 3,400
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 1,700   $   300
  Severance of Cameron personnel                2,400     1,200
     Total Cameron Purchase Cash Costs        $ 4,100   $ 1,500
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $(2,100)  $     -
     Total 1995 Other Charges                 $(2,100)  $     -
  Total Cash                                  $ 7,300   $ 4,900
  Total Non-cash                              $ 2,300   $     -


                                                  YEAR
                                                 ENDED
                                               MAY 31,    THERE-
                                                  1997     AFTER
(000's omitted)
1994 RESTRUCTURING:
  CASH:
  Casting facility restructuring              $   200   $     -
  NON-CASH:
  Casting facility restructuring                              -
  Other                                             -         -
     Total non-cash charges                         -         -
     Total 1994 Restructuring                     200         -
1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                              800     1,200
  Severance and other personnel costs             600         -
     Total cash charges                         1,400     1,200
  NON-CASH:
  Asset revaluation                                 -         -
  Credits to reserves                               -         -
     Total non-cash charges                         -         -
     Total 1994 Cameron integration costs       1,400     1,200
     Total 1994 Other Charges                 $ 1,600   $ 1,200
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 1,000   $   200
  Severance of Cameron personnel                  100       100
     Total Cameron Purchase Cash Costs        $ 1,100   $   300
1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $     -   $     -
     Total 1995 Other Charges                 $     -   $     -
  Total Cash                                  $ 2,700   $ 1,500
  Total Non-cash                              $     -   $     -



OTHER CHARGES (CREDITS):

     Other charges (credits) includes charges of $1,871,000 and $1,390,000 in the years ended May 31, 1996 and 1995, respectively, to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture. Additionally, other charges (credits) includes a charge of $846,000 in the year ended May 31, 1996 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

G.   ENVIRONMENTAL MATTERS

     The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. In 1991, the Company recorded a pre-tax charge of $7,000,000 with respect to environmental investigation and remediation costs at the Grafton facility and a pre-tax charge of $5,000,000 against potential environmental remediation costs upon the eventual sale of the Worcester facility. During the five-month fiscal period ended May 31, 1994, the Company provided an additional $2,000,000 for potential environmental investigation and remediation costs and established a $3,500,000 purchase accounting reserve related to environmental issues at Cameron.
As of May 31, 1996, aggregate environmental reserves amounted to $16,735,000 and have been provided for expected cleanup expenses estimated between $6,000,000 and $7,000,000 upon the eventual sale of the Worcester facility, certain environmental issues at Cameron amounting to approximately $3,500,000 and the exposures noted in the following paragraphs, which include certain capitalizable amounts for environmental management and remediation projects.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totalling $20,800,000 for environmental management and remediation at the site during the period 1982 through 1999, of which $5,900,000 remained as of May 31, 1996. These expenditures will not resolve the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at $3,500,000, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site. In connection with these requirements, the Company is evaluating and planning for closure of 46 solid waste management units on the site.

     The Company's Grafton facility is included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan for low-level radioactive waste. In a draft 1992 long-range dose assessment, the NRC determined that the site should be remediated. As a result, the Company has challenged the draft assessment, believing it to be flawed. The Company has provided $1,500,000 for the estimated cost of remediation and disposal if the NRC requires it to take these actions. However, the Company may be required to dispose of the wastes at a more expensive disposal facility, which could increase the remediation and disposal costs beyond the provision that the Company has established. The Company believes that it may have meritorious claims for contribution from the U.S. Air Force in respect of any liabilities it may have for such remediation.

     The Company, together with numerous other parties, has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites:
Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; the Gemme site, Leicester, Massachusetts; and the Salco, Inc. site, Monroe, Michigan. The Company believes that any liability it may incur with respect to these sites will not be material.

     At the Gemme site, a proposed agreement would allocate 33% of the cleanup costs to the Company. In September 1995, a consulting firm retained by the PRP group made a preliminary remediation cost estimate of $1,400,000 to $2,800,000. The Company's insurer is defending the Company's interests, and the Company believes that any recovery against the Company would be offset by recovery of insurance proceeds.

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

     Effective April 30, 1996, two of the Company's pension plans which had accumulated benefits exceeding assets were merged into the plan which had assets exceeding the accumulated benefits.

     A reconciliation between the amounts recorded on the consolidated balance sheets and the summary tables of the funding status of the pension plans are as follows:

                                         MAY 31,     MAY 31,
                                            1996        1995
(000's omitted)
Pension liability per balance sheet     $(1,698)    $(9,589)
Prepaid pension expense included in
  prepaid expenses in the balance
  sheet                                   3,961       1,639
U.K. pension liability                      769         789
Net prepaid pension expense
  (pension liability)                   $ 3,032     $(7,161)

U.S. PENSION PLANS

      Pension expense for the U.S. pension plans included the following components:

                                              FIVE
                           YEAR     YEAR    MONTHS      YEAR
                          ENDED    ENDED     ENDED     ENDED
                        MAY 31,  MAY 31,   MAY 31,   DEC 31,
                           1996     1995      1994     1993
(000's omitted)
Service cost            $ 3,042  $ 2,938   $   917   $ 1,720
Interest cost on
  projected benefit
  obligation             11,662   10,842     4,373    10,955
Actual return on assets (36,188)  (8,205)   (2,248)  (18,107)
Net amortization and
  deferral of actuarial
  gains (losses)         23,412   (1,385)   (1,798)    8,208
Net pension expense     $ 1,928  $ 4,190   $ 1,244   $ 2,776

Assumed long-term rate
  of return on plan
  assets                   10.0%     9.0%      9.0%      9.0%

     A summary of the funding status of the U.S. pension plans and a reconciliation to the amounts recorded in the consolidated balance sheets are as follows:

                                                     MAY 31, 1996
                                                  (000's omitted)

                                    ASSETS  ACCUMULATED
                                 EXCEEDING     BENEFITS
                               ACCUMULATED    EXCEEDING
                                  BENEFITS       ASSETS   TOTAL
Actuarial present value of
  benefit obligations:
  Vested                         $144,048    $  6,738   $150,786
  Nonvested                         1,004         202      1,206
  Accumulated benefit obligation  145,052       6,940    151,992
  Impact of forecasted salary
    increases during future
    periods                         8,585         276      8,861
  Projected benefit obligation
    for employee service to date  153,637       7,216    160,853
Current fair market value of
  plan assets                     159,545           -    159,545
Excess (shortfall) of plan
  assets over (under) projected     5,908      (7,216)    (1,308)
  benefit obligation
Unrecognized net (gain) loss       (3,752)     (1,565)    (5,317)
Unrecognized net (asset)
  obligation at transition          2,170       1,351      3,521
Unrecognized prior service cost     5,509       1,418      6,927
Adjustment required to
  recognize minimum liability           -        (929)      (929)
Net periodic pension cost
  March 30, 1996 to May 31, 1996     (123)       (198)      (321)
Contributions March 30, 1996 to
  May 31, 1996                        304         155        459
Net prepaid pension expense
  (pension liability)            $ 10,016    $ (6,984)  $  3,032
Estimated annual increase in
  future salaries                                            3-5%
Weighted average discount rate                               9.0%

                                                     MAY 31, 1995
                                                  (000's omitted)

                                    ASSETS ACCUMULATED
                                 EXCEEDING    BENEFITS
                               ACCUMULATED   EXCEEDING
                                  BENEFITS      ASSETS   TOTAL
Actuarial present value of
  benefit obligations:
  Vested                         $ 82,042    $ 46,202   $128,244
  Nonvested                           349         324        673
  Accumulated benefit obligation   82,391      46,526    128,917
  Impact of forecasted salary
    increases during future
    periods                         5,737         339      6,076
  Projected benefit obligation
    for employee service to date   88,128      46,865    134,993
Current fair market value of
  plan assets                     101,933      30,967    132,900
Excess (shortfall) of plan
  assets over (under) projected
  benefit obligation               13,805     (15,898)    (2,093)
Unrecognized net (gain) loss      (10,261)      1,771     (8,490)
Unrecognized net (asset)
  obligation at transition           (455)      4,912      4,457
Unrecognized prior service cost     5,290       2,456      7,746
Adjustment required to
  recognize minimum liability           -      (8,800)    (8,800)
Net periodic pension cost
  April 1, 1995 to May 31, 1995       (48)       (650)      (698)
Contributions April 1, 1995 to
  May 31, 1995                          -         717        717
Net prepaid pension expense
  (pension liability)            $  8,331    $(15,492)  $ (7,161)
Estimated annual increase in
  future salaries                                            3-5%
Weighted average discount rate                               9.0%



     A measurement date of March 31 has been used for determining the disclosure information. Expense recognition and contributions received during the period April 1 through fiscal year-end are then recognized to bring the accrued or prepaid expense to May 31, 1996 and May 31, 1995 balances.

U.K. PENSION PLAN

     Pension expense for the U.K. pension plan included the following:

                                     YEAR ENDED   YEAR ENDED
                                   MAY 31, 1996   MAY 31, 1995
                                                     (000's omitted)
Service cost                         $   579        $   692
Interest cost                          1,300          1,189
Expected return on assets             (1,283)        (1,084)
     Net pension expense             $   596        $   797

     The U.K. pension plan's assets and liabilities were rolled over from the former Cameron plan during fiscal 1996. The funded status of the U.K. pension plan is as follows:

                                    MAY 31, 1996   MAY 31,1995
                                                     (000's omitted)
Fair value of plan assets            $18,358        $14,682
Projected benefit obligation          17,240         15,247
Plan assets greater than
 (less than) projected
  benefit obligation                   1,118           (565)
Unrecognized net loss (gain)          (1,176)           498
Accrued pension cost                 $   (58)       $   (67)
Accumulated benefits                 $16,090        $13,472
Vested benefits                      $16,090        $13,472

Assumed long-term rate of return
  on plan assets                         9.0%           9.0%
Weighted average discount rate           9.0%           9.0%
Rate of salary increase                  6.0%           6.0%

     The Company also maintains a 401(k) plan for most full-time salaried employees. Employer contributions to the defined contribution plan are made at the Company's discretion and are reviewed periodically. Cash contributions amounted to $26,000 and $136,000 for the years ended May 31, 1996 and 1995, $591,000 for the five months ended May 31, 1994, and $134,000 for the year ended December 31, 1993, respectively. Additionally, for the years ended May 31, 1996 and 1995, the five months ended May 31, 1994 and the year ended December 31, 1993, the Company contributed 79,426, 120,261, 14,432, and 58,927 shares of common stock from Treasury to its defined contribution plan, respectively, and recorded expense relating thereto of $1,058,000 $711,000, $84,000, and $271,000, respectively.

I.   OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company and its subsidiaries provide most retired employees with health care and life insurance benefits. The majority of these health care and life insurance benefits are provided through insurance companies, some of whose premiums are computed on a cost plus basis.

     Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106")." This standard requires companies to accrue postretirement benefits during the years the employees are working and earning benefits for retirement, as contrasted to the expense-as-incurred basis that the Company followed in 1992 and prior years. The Company elected to recognize the cumulative effect of the accounting change, resulting in a non-cash reduction in earnings in 1993 of $43,000,000 or $2.39 per share.

     Most of the Forgings Division and Corporate retirees and full-time employees are or become eligible for these postretirement health care and life insurance benefits if they meet minimum age and service requirements. There are certain retirees for which Company cost and liability are affected by future increases in health care cost. The liabilities have been developed assuming a medical trend rate for growth in future health care claim levels from the assumed 1994 level. The change to the accumulated postretirement benefit obligation for each 1.0% change in these assumptions is $2,187,000. The change in the annual SFAS 106 expense for each 1.0% change in these assumptions is $209,000. The weighted average discount rate used in determining the amortization of the accumulated postretirement benefit obligation was 7.25% and 9.0% at May 31, 1996 and May 31, 1995, respectively, and the average remaining service life was 20 years.

     Net periodic benefit expense consists of the following components:

                                            FIVE
                          YEAR     YEAR   MONTHS          YEAR
                         ENDED    ENDED    ENDED         ENDED
                       MAY 31,  MAY 31,  MAY 31,  DECEMBER 31,
                          1996     1995     1994          1993
($000's omitted)
Service cost           $  234    $  350  $   85     $  170
Interest on the
  accumulated benefit
  obligation            4,021     3,990   1,540      3,660
Net amortization and
  deferral                (53)        -       -          -
    Total postretirement
      benefit expense  $4,202    $4,340  $1,625     $3,830

     The Company has no plans for funding the liability and will continue to pay for retiree medical costs as they occur. The components of the accumulated postretirement benefit obligation are as follows:

                                         MAY 31,    MAY 31,
                                            1996       1995
                                           (000's omitted)
Accumulated postretirement
  benefit obligation:
  Retirees                              $43,222     $41,323
  Fully eligible active plan
    participants                          3,564       5,180
  Other active plan participants          5,340       7,023
                                         52,126      53,526
Plan assets at fair value                     -           -
Accumulated postretirement benefit
  obligation in excess of plan assets    52,126      53,526
Unrecognized net gain (loss) from
  past experience different from
  that assumed and from changes
  in assumptions                            885         901
Prior service cost not yet recognized
  in net periodic postretirement
  benefit cost                           (4,002)     (2,000)
Accrued postretirement benefit cost     $49,009     $52,427


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

     The Company has not recognized an income tax benefit
(provision) during the years ended May 31, 1996 and 1995, the five months ended May 31, 1994, or the year ended December 31, 1993, respectively.

     The benefit (provision) for income taxes is at a rate other than the federal statutory tax rate for the following reasons:

                                                 FIVE
                             YEAR     YEAR     MONTHS     YEAR
                            ENDED    ENDED      ENDED    ENDED
                          MAY 31,  MAY 31,    MAY 31,  DEC 31,
                             1996     1995       1994     1993
                                               (000's omitted)
Benefit (provision) at
  the applicable U.S.
  federal and U.K.
  statutory tax rate     $(8,832)  $  (363)  $ 21,480  $ 5,781
Recognition of previously
  unrecognized deferred
  tax assets               8,832     1,749          -        -
Tax carryforwards without
  current tax benefits
  (foreign in 1995 and
  U.S. federal in 1994
  and 1993)                    -    (1,386)   (21,480)  (5,781)
Income tax benefit
  (provision)            $     -   $     -   $      -  $     -

     The Company is in the process of amending prior years' tax returns which will result in higher tax net operating loss carryforwards. Including the effect of such amended prior years' tax returns, the Company has tax net operating loss carryforwards of $86,000,000 which begin expiring in the year 2006. The Company has experienced significant operating losses and there is no assurance that the net operating loss carryforwards will be utilized, therefore, a valuation allowance of $70,144,000 and $67,731,000 at May 31, 1996 and May 31, 1995 has been recognized, respectively.

     The Company is seeking to utilize a substantial portion of such NOLs to obtain a refund in excess of $20,000,000 of prior years' taxes. To the extent that the Company is not successful in recovering a refund of prior years' taxes, the NOLs will be available to offset future taxable income, if any. A reasonable estimation of the potential recovery cannot be made at this time and, accordingly, no adjustment has been made in the financial statements with respect to the claim for such refund.

     The principal components of deferred tax assets and liabilities were as follows:

                                   MAY 31, 1996   MAY 31, 1995
                                               (000's omitted)
DEFERRED TAX ASSETS
  Provision for postretirement
    benefits                        $20,731        $21,512
  Net operating loss carryforwards   30,307         23,585
  Restructuring provisions           24,275         26,602
  Other                               8,807          6,496
                                     84,120         78,195
  Valuation allowance               (70,144)       (67,731)
                                     13,976         10,464

DEFERRED TAX LIABILITIES
  Accelerated depreciation           13,897          9,393
  Other                               4,478          3,694
                                     18,375         13,087
Net deferred tax liability          $ 4,399        $ 2,623

     The net deferred tax liability is included in "Deferred income taxes and other" on the accompanying consolidated balance sheets.


K.   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     The Company may grant awards in the form of non-qualified stock options or incentive stock options to those key employees it selects to purchase in the aggregate up to 1,750,000 shares of newly issued or treasury common stock. Options expire after 10 years from the date of grant and generally become exercisable ratably over a three or four year period commencing from the date of grant. The exercise price of non-qualified stock options may not be less than 50% of the fair market value of such shares on the date of grant or, in the case of incentive stock options, 100% of the fair market value on the date of grant. Awards of stock appreciation rights ("SAR's") may also be granted, either in tandem with grants of stock options (and exercisable as an alternative to the exercise of stock options) or separately.

     In addition, the Committee may grant other awards that consist of or are denominated in or payable in shares or that are valued by reference to shares, including, for example, restricted shares, phantom shares, performance units, performance bonus awards or other awards payable in cash, shares or a combination thereof at the Committee's discretion. During fiscal 1996 and 1995, awards of 551,000 and 150,000 shares of the Company's common stock were made subject to restrictions based upon continued employment and the performance of the Company. Compensation expense totalling $413,000 and $330,000 relating to the awards was recorded during the year ended May 31, 1996 and 1995, respectively.

     Option activity in the years ended May 31, 1996 and 1995, the five months ended May 31, 1994 and the year ended December
31, 1993 was as follows:

                                    OPTION
                                  PRICE RANGE       SHARES
Outstanding at December 31, 1992  3.75 - 29.00    1,893,186

     Granted                      5.00 -  6.00      285,500
     Terminated                   3.75 - 29.00     (372,480)
     Exercised                            3.75      (70,831)
Outstanding at December 31, 1993                  1,735,375

     Granted                      5.13 -  5.63       88,008
     Terminated                   3.75 - 19.00      (28,185)
     Exercised                    3.75 -  5.00      (30,943)
Outstanding at May 31, 1994                       1,764,255

     Granted                      5.63 - 10.63      387,000
     Terminated                   3.75 - 21.50     (102,922)
     Exercised                    3.75 -  6.25     (190,098)
Outstanding at May 31, 1995                       1,858,235

     Granted                     12.63 - 16.63      861,000
     Terminated                   5.00 - 21.50      (34,481)
     Exercised                    3.75 - 16.00     (389,796)
Outstanding at May 31, 1996                       2,294,958

     Options for 1,104,000; 1,203,000; 930,000 and 867,000
shares, were exercisable at May 31, 1996, 1995 and 1994 and December 31, 1993, respectively. At May 31, 1996, 882,000 shares were available for future grants.

     Effective January 1, 1996 the Company adopted a qualified, noncompensatory Employee Stock Purchase Plan. This plan enables substantially all employees to subscribe to purchase shares of the Company's common stock on an annual basis. Such shares are subscribed at the lower of 90% of their fair market value on the first day of the plan year, January 1, or 90% of their fair market value on the last business day of the plan year, usually December 31. Each eligible employee's participation is limited to 10% of base wages and a maximum of 450,000 shares are authorized for subscription. No shares were issued under the plan in the year ended May 31, 1996.

L.   STOCK PURCHASE RIGHTS

     On October 19, 1988, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding Share to shareholders of record at the close of business on November 30, 1988 pursuant to a Rights Agreement dated as of October 19, 1988 (the "Original Rights Agreement"). On January 10, 1994, in connection with the acquisition of Cameron, the Original Rights Agreement was amended and restated. The description and terms of the Rights are set forth in an

Amended and Restated Rights Agreement (the "Rights Agreement"), between the Company and State Street Bank & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Series A Shares"), of the Company at a price of $50 per one one-hundredth of a Series A Share (the "Exercise Price"), subject to adjustment.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person (as defined below), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring Company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Shares having a market value of two times the exercise price of the Right. For purposes of the Rights Agreement, an "Acquiring Person" generally means a person or group of affiliated or associated persons who have acquired beneficial ownership of 20% or more of the outstanding Shares. However, Cooper Industries, Inc. and its affiliates and associates (together, the "Cooper Group") will not be deemed to be an Acquiring Person for so long as (A) the Cooper Group beneficially owns at least 10% or more of the outstanding Shares continuously from and after May 26, 1994 and (B) the Cooper Group does not acquire beneficial ownership of any Shares in breach of the Investment Agreement dated as of January 10, 1994 between Cooper Industries, Inc. and the Company (other than an inadvertent breach which is remedied as promptly as practicable by a transfer of the Shares so acquired to a person which is not a member of the Cooper Group.)

     The Rights will expire on November 30, 1998 (the "Final
Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.


M.   COMMITMENTS AND CONTINGENCIES

     At May 31, 1996, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position and results of operations.

     The Company has entered into various foreign exchange contracts to manage its foreign exchange risks. Through its foreign currency hedging activities, the Company seeks to minimize the risk that the eventual cash flows resulting from purchase and sale transactions denominated in other than the functional currency of the operating unit will be affected by changes in exchange rates. Foreign currency transaction exposures generally are the responsibility of the Company's individual operating units to manage as an integral part of their business. The Company hedges its foreign currency transaction exposures based on judgment, generally through the use of forward exchange contracts. Gains and losses on the Company's foreign currency transaction hedges are recognized as an adjustment to the underlying hedged transactions. Deferred gains and losses on foreign exchange contracts were not significant at May 31, 1996 and 1995. The Company had foreign exchange contracts totalling $20,900,000 at May 31, 1996. Such contracts include forward contracts of $16,400,000 for the sale of U.K. pounds and $4,500,000 for the purchase of U.K. pounds. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts have no material fair market value, generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Translation and transaction gains and losses included in the Consolidated Statements of Operations for the years ended May 31, 1996 and 1995 were not significant.

     Approximately 40% of the Company's employees are covered by collective bargaining agreements. A collective bargaining agreement currently covering approximately 16% of the Company's employees expires in March 1997.


N.   GEOGRAPHIC AND OTHER INFORMATION

     Prior to May 31, 1994 the Company operated solely in the United States. Transfers between U.S. and international operations, principally inventory transfers, are charged to the receiving organization at prices sufficient to recover manufacturing costs and provide a reasonable return.

     Certain information on a geographic basis follows:

                                    YEAR          YEAR
                                    ENDED         ENDED
                                   MAY 31,        MAY 31,
                                     1996          1995
(000's omitted)
REVENUES FROM UNAFFILIATED
CUSTOMERS:
United States (including
  direct export sales)             $447,515       $365,666
United Kingdom                       52,109         30,973
                                   $499,624       $396,639

INTER AREA TRANSFERS:
United States                      $     14       $    373
United Kingdom                        4,666          2,528
                                   $  4,680       $  2,901

EXPORT SALES:
United States direct export sales  $ 71,792       $ 50,235

INCOME (LOSS) FROM OPERATIONS:
United States                      $ 32,042       $ 14,931
United Kingdom                        5,657         (1,213)
                                   $ 37,699       $ 13,718

IDENTIFIABLE ASSETS
(EXCLUDING INTERCOMPANY):
United States                      $309,868       $289,649
United Kingdom                       44,287         47,547
General corporate                    21,735         31,868
                                   $375,890       $369,064

O.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for fiscal 1996 and fiscal
1995 were as follows:

QUARTER                      FIRST    SECOND    THIRD    FOURTH
(000's omitted, except per-share data)
YEAR ENDED MAY 31, 1996

Revenue                     $114,077  $118,080 $121,517  $145,950
Cost of goods sold            95,898    99,114  103,210   123,270
Other charges (credits) and
  environmental charges          900         -      110     1,707
Income from operations         8,083     9,494    9,090    11,032
Net income                     5,101     6,050    6,077     8,006
Net income per share             .14       .17      .17       .22

YEAR ENDED MAY 31, 1995

Revenue                     $95,725   $94,974  $96,238   $109,702
Cost of goods sold           86,150    85,105   83,623     92,373
Other charges (credits) and
  environmental charges           -         -        -       (710)
Income from operations            3       768    3,620      9,327
Net income (loss)            (3,321)   (2,021)     556      5,825
Net income (loss) per share    (.10)     (.06)     .02        .17


                   WYMAN-GORDON COMPANY AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              (000's omitted)


                           CHARGED   CHARGED
                BALANCE AT TO COSTS  TO OTHER  DEDUCT-   BALANCE
                BEGINNING  AND       ACCOUNTS  IONS      AT END
DESCRIPTION     OF PERIOD  EXPENSES  DESCRIBE  DESCRIBE  OF PERIOD
YEAR ENDED MAY 31, 1996

Accumulated
Amortization
of Goodwill    $9,059     $  704         -         -    $9,763

YEAR ENDED MAY 31, 1995

Accumulated
Amortization
of Goodwill    $8,354     $  705         -         -    $9,059


FIVE MONTHS ENDED MAY 28, 1994

Accumulated
Amortization
of Goodwill    $7,630     $  724         -         -    $8,354


YEAR ENDED DECEMBER 31, 1993

Accumulated
Amortization
of Goodwill    $6,482     $1,148         -         -    $7,630


YEAR ENDED DECEMBER 31, 1992

Accumulated
Amortization
of Goodwill    $5,266     $1,216         -         -    $6,482



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III



     The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders to be held on October 16, 1996.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents Filed as a Part of this Report
                                                          PAGES

1.   Financial Statements:

     Report of Management                                   34

     Report of Independent Auditors                         35

     Consolidated Statements of Operations                  36-37

     Consolidated Balance Sheets                            38

     Consolidated Statements of Cash Flows                  39-41

     Consolidated Statements of Stockholders' Equity        42-43

     Notes to Consolidated Financial Statements             44-71

2.   FINANCIAL STATEMENT SCHEDULES:

     Schedule II - Valuation and Qualifying Accounts        72

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.   EXHIBITS:

     Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

                               EXHIBIT INDEX

EXHIBIT                   DESCRIPTION                        PAGE
  3.A     Restated Articles of Organization of                 -
          Wyman-Gordon Company - incorporated by
          reference to Exhibit 3A to the Company's
          Form 10-K for the year ended June 3, 1995.

  3.B     Bylaws of Wyman-Gordon Company, as amended           -
          through May 24, 1994 - incorporated by
          reference to Exhibit 3B to the Company's
          Form 10-K for the year ended June 3, 1995.


                          EXHIBIT INDEX (Continued)

EXHIBIT                   DESCRIPTION                        PAGE
  4.A     Amended and Restated Rights Agreement, dated         -
          as of January 10, 1994 between the Company and
          State Street Bank & Trust Company, as Rights
          Agent - incorporated by reference to Exhibit 1
          to the Company's Report on Form 8-A/A dated
          January 21, 1994.

  4.B     Indenture dated as of March 16, 1993 among           -
          Wyman-Gordon Company, its Subsidiaries and
          State Street Bank and Trust Company as Trustee
          with respect to Wyman-Gordon Company's 10 3/4%
          Senior Notes due 2003 - incorporated by
          reference to Exhibit 4C to the Company's
          Report on Form-10K for the year ended
          December 31, 1992.

  4.C     10 3/4% Senior Notes due 2003.  Supplemental         -
          Indenture dated May 19, 1994 - incorporated
          by reference to Exhibit 5 to the Company's
          Report on Form 8-K dated May 26, 1994.

  4.D     10 3/4% Senior Notes due 2003.  Second               -
          Supplemental Indenture and Guarantee dated
          May 27, 1994 - incorporated by reference to
          the Company's Report on Form 8-K dated
          May 26, 1994.

  4.E     Instruments defining the rights of holders           -
          of long-term debt are omitted pursuant to
          paragraph (b)(4)(iii) of Regulation S-K
          Item 601.  The Company agrees to furnish such
          instruments to the Commission upon request.

 10.A     Andrew C. Genor, Executive Severance               E-1
          Agreement dated April 17, 1996.

 10.B     David P. Gruber, Executive Severance               E-2
          Agreement dated April 17, 1996.

 10.C     Sanjay N. Shah, Executive Severance                E-3
          Agreement dated April 17, 1996.

 10.D     J. Douglas Whelan, Executive Severance             E-4
          Agreement dated April 17, 1996.

 10.E     Wallace F. Whitney, Jr., Executive Severance       E-5
          Agreement dated April 17, 1996.

 10.F     Frank J. Zugel, Executive Severance                E-6
          Agreement dated April 17, 1996.

                          EXHIBIT INDEX (Continued)

EXHIBIT                   DESCRIPTION                        PAGE
 10.G     Andrew C. Genor, Performance Stock Option          E-7
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.H     David P. Gruber, Performance Stock Option          E-8
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.I     Sanjay N. Shah, Performance Stock Option           E-9
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.J     J. Douglas Whelan, Performance Stock Option        E-10
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.K     Wallace F. Whitney, Jr., Performance Stock         E-11
          Option Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.L     Frank J. Zugel, Performance Stock Option           E-12
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.M     Andrew C. Genor, Performance Share Agreement       E-13
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.N     David P. Gruber, Performance Share Agreement       E-14
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.O     Sanjay N. Shah, Performance Share Agreement        E-15
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.P     J. Douglas Whelan, Performance Share Agreement     E-16
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.Q     Wallace F. Whitney, Jr., Performance Share         E-17
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996.

 10.R     Frank J. Zugel, Performance Share Agreement        E-18
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.S     Andrew C. Genor, Stock Option Agreement            E-19
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

                          EXHIBIT INDEX (Continued)

EXHIBIT                   DESCRIPTION                        PAGE
 10.T     David P. Gruber, Stock Option Agreement            E-20
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.U     Sanjay N. Shah, Stock Option Agreement             E-21
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.V     J. Douglas Whelan, Stock Option Agreement          E-22
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.W     Wallace F. Whitney, Jr., Stock Option Agreement    E-23
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.X     Frank J. Zugel, Stock Option Agreement             E-24
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996.

 10.Y   Amendment to Performance Share Agreement under      E-25
        the Wyman-Gordon Company Long-term Incentive
        Plan dated May 24, 1994 between Wyman-Gordon
        Company and David P. Gruber.

 10.Z   Stock Purchase Agreement dated as of January 10,       -
        1994 between Cooper Industries, Inc. and the
        Company incorporated by reference to Annex A
        to the Company's preliminary Proxy Statement
        filed with the Securities and Exchange
        Commission on March 8, 1994.

 10.AA  Investment Agreement dated as of January 10,           -
        1994 between Cooper Industries, Inc. and the
        Company incorporated by reference to Annex B
        to the Company's preliminary Proxy Statement
        filed with the Securities and Exchange
        Commission on March 8, 1994.

 10.AB  Amendment dated May 26, 1994 to Investment             -
        Agreement dated as of January 10, 1994,
        between the Company and Cooper - incorporated
        by reference to the Company's Report on
        Form 8-K dated May 26, 1994.

 10.AC  Revolving Credit Agreement dated as of May 20,         -
        1994 among Wyman-Gordon Receivables Corporation,
        the Financial Institutions Parties Hereto and
        Shawmut Bank N.A. as Issuing Bank, as Facility
        Agent and as Collateral Agent - incorporated by
        reference to the Company's Report on Form 8-K
        dated May 26, 1994.

                          EXHIBIT INDEX (Continued)

EXHIBIT                 DESCRIPTION                         PAGE
 10.AD  Receivables Purchase and Sale Agreement dated          -
        as of May 20, 1994 among Wyman-Gordon Company,
        Wyman-Gordon Investment Castings, Inc. and
        Precision Founders Inc. as the Sellers, Wyman-
        Gordon Company as the Servicer and Wyman-Gordon
        Receivables Corporation as the Purchaser -
        incorporated by reference to the Company's
        Report on Form 8-K dated May 26, 1994.

 10.AE  Performance Share Agreement under the Wyman-           -
        Gordon Company Long-Term Incentive Plan between
        the Company and David P. Gruber dated as of
        May 24, 1994 - incorporated by reference to the
        Company's Report on Form 8-K dated May 26, 1994.

 10.AF  Long-term Incentive Plan dated July 19, 1995           -
        - incorporated by reference to Appendix A of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.

 10.AG  Wyman-Gordon Company Non-Employee Director             -
        Stock Option Plan dated January 18, 1995 -
        incorporated by reference to Appendix C of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.

 21     List of Subsidiaries                                E-26

 23     Consent of Ernst & Young LLP                          79

 27     Financial Data Schedule                             E-27


NOTE: Exhibits not physically located in this Form 10-K can be obtained from the Company upon written request to the Clerk at the address on the cover of this Form 10-K at a cost of $.25 per page.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Commission during the fourth quarter of fiscal 1996.

                       CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-8, File Number 2-56547, 2-75980, 33-26980, 33-48068 and 33-64503) pertaining to the Wyman-Gordon Company Executive Long-Term Incentive Program (1975) - Amendment No. 6, the Wyman-Gordon Company Stock Purchase Plan, the Wyman-Gordon Company Savings/Investment Plan, the Wyman-Gordon Company Long-Term Incentive Plan and the Wyman-Gordon Company Employee Stock Purchase Plan; and the Registration Statement (Form S-3, File Number 33-63459) of Wyman-Gordon Company and in the related Prospectuses of our report dated June 24, 1996, with respect to the consolidated financial statements of Wyman-Gordon Company and subsidiaries included in the Annual Report (Form 10-K) for the year ended May 31, 1996.



/S/ERNST & YOUNG LLP

Boston, Massachusetts
August 9, 1996

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Wyman-Gordon Company
                                 (REGISTRANT)

     By       /S/  ANDREW C. GENOR                 August 12, 1996
                   Andrew C. Genor                     Date
        Vice President, Chief Financial Officer
                    and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ JOHN M. NELSON         Chairman of the         August 12, 1996
     John M. Nelson       Board of Directors            Date


 /S/ DAVID P. GRUBER          President,            August 12, 1996
     David P. Gruber    Chief Executive Officer         Date
                             and Director


 /S/ ANDREW C. GENOR        Vice President,         August 12, 1996
     Andrew C. Genor    Chief Financial Officer         Date
                           and Treasurer and
                      Principal Financial Officer


 /S/ JEFFREY B. LAVIN    Corporate Controller       August 12, 1996
     Jeffrey B. Lavin        and Principal              Date
                          Accounting Officer


 /S/ E. PAUL CASEY             Director             August 12, 1996
     E. Paul Casey                                      Date


 /S/ WARNER S. FLETCHER        Director             August 12, 1996
     Warner S. Fletcher                                 Date


 /S/ ROBERT G. FOSTER          Director             August 12, 1996
     Robert G. Foster                                   Date


 /S/ RUSSELL E. FULLER         Director             August 12, 1996
     Russell E. Fuller                                  Date

 /S/ M HOWARD JACOBSON         Director             August 12, 1996
     M Howard Jacobson                                   Date


 /S/ JUDITH S. KING            Director             August 12, 1996
     Judith S. King                                      Date


 /S/ GEORGE S. MUMFORD, JR.    Director             August 12, 1996
     George S. Mumford, Jr.                              Date


 /S/ H. JOHN RILEY, JR.        Director             August 12, 1996
     H. John Riley, Jr.                                  Date


 /S/ JON C. STRAUSS            Director             August 12, 1996
     Jon C. Strauss                                      Date


 /S/ CHARLES A. ZRAKET         Director             August 12, 1996
     Charles A. Zraket                                   Date