Form 10-Q
period 1996-08-31
WYMAN GORDON CO
filed 1996-10-10
CIK 108703

	FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

(Mark One)

{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended August 31, 1996

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

                             Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     OUTSTANDING AT
         CLASS                       AUGUST 31, 1996
Common Stock, $1 Par Value             35,714,766

Part I.
Item 1.  FINANCIAL STATEMENTS



                WYMAN-GORDON COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                         THREE MONTHS ENDED
                                       AUGUST 31,   AUGUST 31,
                                         1996          1995
                         (000's omitted, except per share data)
Revenue                                $134,235     $114,077

Less:
  Cost of goods sold                    122,744       95,897
  Selling, general and
    administrative expenses              10,052        9,197
  Other charges                          15,779          900
                                        148,575      105,994


Income (loss) from operations           (14,340)       8,083

Other deductions (income):
  Interest expense                        2,722        2,886
  Miscellaneous, net                     (5,197)          96
                                         (2,475)       2,982

Income (loss) before income taxes       (11,865)       5,101
Provision (credit) for income taxes     (19,680)           -

Net income                             $  7,815     $  5,101

Net income per share                   $    .21     $    .14

Shares used to compute net income
  per share                              36,619       35,889








     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                WYMAN-GORDON COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                           AUGUST 31,  MAY 31,
                                              1996      1996
                                             (000's omitted)
ASSETS

  Cash and cash equivalents                $ 27,904   $ 30,134
  Tax and interest receivable                20,258          -
  Accounts receivable                        89,469     94,928
  Inventories                                72,820     65,873
  Prepaid expenses                           11,154     14,338
     Total current assets                   221,605    205,273

  Property, plant and equipment, net        141,928    140,408

  Intangible assets                          19,723     19,899
  Other assets                                7,306     10,310
                                           $390,562   $375,890

LIABILITIES

  Borrowings due within one year           $     77   $     77
  Accounts payable                           43,442     40,484
  Accrued liabilities and other              52,563     48,178
     Total current liabilities               96,082     88,739

  Restructuring, integration, disposal
    and environmental                        17,569     18,275
  Long-term debt                             90,231     90,231
  Pension liability                           5,478      1,698
  Deferred income tax and other              14,106     17,717
  Postretirement benefits                    47,727     49,287

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -          -
  Common stock issued - 37,052,720 shares    37,053     37,053
  Capital in excess of par value             32,172     33,291
  Retained earnings                          73,689     65,653

  Less treasury stock at cost
     August 31, 1996 - 1,337,954 shares
     May 31, 1996 - 1,480,448 shares        (23,545)   (26,054)
                                            119,369    109,943
                                           $390,562   $375,890


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

              WYMAN-GORDON COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                          THREE MONTHS ENDED
                                         AUGUST 31,  AUGUST 31,
                                            1996        1995
                                            (000's omitted)
Operating activities:
  Net income (loss)                        $ 7,815    $ 5,101

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
       Depreciation and amortization         4,956      4,227
       Other charges                        13,045          -
       Provision for equity investment       2,734        900
     Changes in assets and liabilities net
       of purchase price activity:
       Accounts receivable                   5,261      2,494
       Tax and interest receivable         (20,258)         -
       Inventories                          (7,723)    (1,505)
       Prepaid expenses and other assets       709       (354)
       Accrued restructuring, disposal
         and environmental                    (782)    (2,019)
       Income and other taxes               (4,343)     2,760
       Accounts payable and accrued
         liabilities                         2,241     (4,974)
     Net cash provided by operating
       activities                            3,655      6,630

Investing activities:
  Capital expenditures                      (7,184)    (1,840)
  Proceeds from sale of fixed assets           323      1,393
  Other, net                                  (413)       (89)
     Net cash used by investing
       activities                           (7,274)      (536)

Financing activities:
  Issuance (payment) of debt                     -        897
  Net proceeds from issuance of
    common stock                             1,389        589
     Net cash provided (used) by
       financing activities                  1,389      1,486

Increase (Decrease) in cash                 (2,230)     7,580

Cash, beginning of year                     30,134     13,856

Cash, end of period                        $27,904    $21,436

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.
                               -4-

                WYMAN-GORDON COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          August 31, 1996


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at August 31, 1996 and its results of operations and cash flows for each of the three months ended August 31, 1996 and 1995. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its May 31, 1996 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at May 31, 1996 and 1995 and its results of operations and cash flows for the years ended May 31, 1996 and 1995, the five months ended May 31, 1994 and the year ended December 31, 1993 in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.

NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 prescribes the accounting for the impairment of long-lived assets that are to be held and used in the business and similar assets to be disposed of. The adoption has not had a material effect on earnings or the financial position of the Company.

NOTE C - INVENTORIES

Inventories consisted of:

                             AUGUST 31, 1996     MAY 31, 1996
                                      (000's omitted)
     Raw material                 $34,914          $21,608
     Work-in-process               44,554           51,125
     Supplies                       2,710            3,168
                                   82,178           75,901
     Less progress payments         9,358           10,028
                                  $72,820          $65,873

               WYMAN-GORDON COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                        August 31, 1996


NOTE C - INVENTORIES (Continued)

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $16,662,000 higher than reported at August 31, 1996 and May 31, 1996.

     There were no LIFO inventory credits to cost of goods sold in the three months ended August 31, 1996 or August 31, 1995.

NOTE D - COMMITMENTS AND CONTINGENCIES

     At August 31, 1996, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

     The Company had foreign exchange contracts totaling approximately $19,900,000 at August 31, 1996. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Operations for the three months ended August 31, 1996 and 1995 were not material.

NOTE E - INCOME TAX REFUND

     In the three months ended August 31, 1996, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19,680,000, plus interest of $3,484,000. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under the provisions of Internal Revenue Code Section 172(f). The amount of net operating losses carried back to such years was approximately $48,500,000. At August 31, 1996, the Company has approximately $38,000,000 of net operating loss carryforwards available to offset future taxable income.

                WYMAN-GORDON COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         August 31, 1996



NOTE F - LONG-TERM, FIXED PRICE CONTRACTS

     In the three months ended August 31, 1996, the Company's evaluation of its accruals for losses on long-term, fixed price contracts took into consideration its new market-focused business operations management and continuing efforts toward focusing its factories, current raw material prices and changes in its cost structure. Based on this evaluation, the Company projected that the fully allocated cost to produce certain aerospace structural products at the Company's Grafton, Massachusetts facility exceeds the sales price provided in the long-term, fixed price contracts for such products. Cost of goods sold in the three months ended August 31, 1996 includes a net charge of $5,800,000 to recognize losses on such products included in the Company's backlog.


NOTE G - OTHER CHARGES

     In the three months ended August 31, 1996, the Company recorded other charges of $15,779,000. Such other charges include $8,000,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2,300,000 to reduce the carrying value of certain assets of the Company's titanium castings operations, $2,485,000 to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $250,000 relating to expenditures for an investment in another joint venture and $2,745,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

     In the three months ended August 31, 1995, the Company provided $900,000 in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to such joint venture during the first quarter of fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture.

Item 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS




"FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY"

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including discussions of continuing raw material prices and availability and their impact on gross margins and business trends as well as liquidity and sales volume. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful negotiation of long-term customer pricing contracts and raw material prices and availability. For a discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, in particular see the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996
Part I, Item 1 - "Markets and Products - Aerospace", "Customers", "Marketing and Sales", "Raw Materials", "Employees", "Competition", "Environmental Regulations" and "Product Liability Exposure".

     The principal markets served by the Company are aerospace and power generation. Revenue by market for the respective periods was as follows (000's omitted):

                                  THREE MONTHS ENDED
                         AUGUST 31, 1996     AUGUST 31, 1995
                                    % OF                % OF
                          AMOUNT   TOTAL      AMOUNT   TOTAL
Aerospace                $ 93,062    69%     $ 82,211    72%
Power generation           30,636    23%       22,823    20%
Other                      10,537     8%        9,043     8%
                         $134,235   100%     $114,077   100%

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1996
("first quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED AUGUST 31, 1995 ("first quarter of fiscal year 1996")

     The Company's revenue increased 17.7% to $134.2 million in the first quarter fiscal year 1997 from $114.1 million in the first quarter fiscal year 1996 due to higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996 are reflected by market as follows: a $10.9 million (13.2%) increase in aerospace, a $7.8 million (34.2%) increase in power generation and a $1.5 million (16.5%) increase in other. The causes of the strength in these markets was higher engine build rates and higher demands for spares by aerospace engine prime contractors and higher extruded pipe shipments to energy customers. Revenues in the first quarter of fiscal year 1996 and, to a lesser extent, in the first quarter of fiscal year 1997, were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The revenue increases mentioned above have occurred while the Company's backlog has grown to $690.6 million at August 31, 1996 from $477.1 million at August 31, 1995. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 8.6% in the first quarter of fiscal year 1997 as compared to 15.9% in the first quarter of fiscal year 1996. In the first quarter of fiscal year 1997, the Company's evaluation of its accruals for losses on long-term, fixed price contracts took into consideration its new market-focused business operations management and continuing efforts toward focusing its factories, current raw material prices and changes in its cost structure. Based on this evaluation, the Company projected that the fully allocated cost to produce certain aerospace structural products at the Company's Grafton, Massachusetts facility exceeds the sales price provided in the long-term, fixed price contracts for such products. Cost of goods sold in the three months ended August 31, 1996 includes a net charge of $5.8 million to recognize losses on such products included in the Company's backlog. Excluding the $5.8 million charge discussed above, gross margin was 12.9% in the first quarter of fiscal year 1997. Higher production volumes and productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility and continuing realization of cost reductions from synergies associated with the integration of Cameron Forged Products Company ("Cameron") favorably impacted gross margins in the first quarter of fiscal year 1997. These improvements have been more than offset by higher raw material costs. Beginning in the second half of fiscal year 1996, the

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1996
("first quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED AUGUST 31, 1995 ("first quarter of fiscal year 1996")
(Continued)

higher spares demand referred to above has required the Company to purchase certain raw materials under terms not covered by long-term agreements ("LTAs") with its vendors. The Company simultaneously entered into supply (customer) and purchase (vendor) LTAs and minimized its raw material price exposure to an anticipated volume level. To the extent that the demand is greater than anticipated by the LTAs, the Company must purchase raw materials at market prices. The current rebound in demand for many of these raw materials, especially nickel and titanium, has resulted in significant market price increases which have negatively affected the Company's gross margins.

     The Company is not likely to see significant pricing relief for its products until early calendar 1997 when new LTAs that the Company expects to negotiate with its customers will go into effect. Until the new LTAs are finalized, the Company may continue to experience pressures on its gross margins.

     Gross margins in the first quarter of fiscal year 1997 were also negatively impacted by price and demand declines within the titanium golf club head business during competitor capacity additions and increasing costs of non-integrated finishing services.

     There were no LIFO credits recorded during the first quarter of fiscal year 1997 or 1996.

     Selling, general and administrative expenses increased 9.3% to $10.1 million during the first quarter of fiscal year 1997 from $9.2 million during the first quarter of fiscal year 1996. Selling, general and administrative expenses as a percentage of revenues improved to 7.5% in the first quarter of fiscal year 1997 from 8.1% in the first quarter of fiscal year 1996. The improvement as a percent of revenues is the result of higher revenues.

     During the first quarter of fiscal year 1997, the Company recorded other charges of $15.8 million. Such other charges include $8.0 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2.3 million to reduce the carrying value of certain assets of the Company's titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture and $2.7 million to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1996
("first quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED AUGUST 31, 1995 ("first quarter of fiscal year 1996")
(Continued)

     During the first quarter of fiscal year 1996, the Company provided $0.9 million in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to the Australian Joint Venture during the first quarter of fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture.

     Interest expense was $2.7 million in the first quarter of fiscal year 1997 and $2.9 million in the first quarter of fiscal year 1996. The decrease results from lower borrowings outstanding under the Company's U.K. Credit Agreement.

     Miscellaneous, net was income of $5.2 million in the first quarter of fiscal year 1997 as compared to an expense of $0.1 million in the first quarter of fiscal year 1996. Miscellaneous, net in the first quarter of fiscal year 1997 includes interest income on the refund of prior years' income taxes amounting to $3.5 million and a $1.7 million gain on the sale of fixed assets. Miscellaneous, net in the first quarter of fiscal year 1996 includes a $0.2 million gain on the sale of marketable securities.

     In the first quarter of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million. The refund relates to the carryback of tax net operating losses. The Company recorded no provision or benefit for income taxes in the first quarter of fiscal year 1996.

     Net income was $7.8 million, or $.21 per share, in the first quarter of fiscal year 1997 and $5.1 million, or $.14 per share in the first quarter of fiscal year 1996. The $2.7 million improvement results from the items described above.

LIQUIDITY AND CAPITAL RESOURCES

     The decrease in the Company's cash of $2.2 million to $27.9 million at August 31, 1996 from $30.1 million at May 31, 1996 resulted primarily from cash provided by operating activities of $3.7 million and the issuance of common stock of $1.4 million, offset by capital expenditures of $7.2 million.

     The increase in the Company's working capital of $9.0 million to $125.5 million as of August 31, 1996 from $116.5 million as of May 31, 1996 resulted primarily from net income of $7.8 million, a decrease in other assets of $3.0 million, a decrease in intangible assets of $0.2 million, net proceeds from the issuance of Common Stock of $1.4 million, other changes in stockholders' equity of $0.2 million and an increase in long-term

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

benefit liabilities of $2.2 million, offset by net increases in fixed assets of $1.5 million, a decrease in deferred taxes and other of $3.6 million and a decrease in long-term restructuring, integration, disposal and environmental of $0.7 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $16.4 million to $(4.2) million in the first quarter of fiscal year 1997 from $12.2 million in the first quarter of fiscal year 1996. This decrease reflects primarily the $15.8 million of other charges provided in the first quarter of fiscal year 1997.

     In the first quarter of fiscal year 1997, the Company recorded other charges of $15.8 million, of which $10.1 million was non-cash and $5.7 million is expected to require the use of cash during the remainder of fiscal year 1997 and the fiscal year ending May 31, 1998, $2.2 million to pay severance and other employee costs and $3.5 million to dispose of certain equipment.

     As of May 31, 1996, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $4.0 million.
Of such amount, the Company expects to spend approximately $2.5 million during its fiscal year ending May 31, 1997 ("fiscal year 1997") and $1.5 million thereafter. In the first quarter of fiscal year 1996, spending related to the integration of Cameron and associated direct costs amounted to $0.5 million.

     The Company expects to spend $1.2 million in fiscal year
1997 and $15.5 million thereafter on non-capitalizable environmental activities. In the first quarter of fiscal year
1997, $0.1 million was expended for non-capitalizable environmental projects. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. Capital expenditures amounted to $18.3 million for the year ended May 31, 1996 ("fiscal year 1996"). Capital expenditures in the foreseeable future are expected to increase somewhat from fiscal year 1996 levels. In the first quarter of fiscal year 1997, capital expenditures amounted to $7.2 million.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity under the Receivables Financing Program of $65.0 million, with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

program is five years, with an evergreen feature.  As of August
31, 1996, under the credit facility, the total availability based on eligible receivables was $42.5 million, there were no borrowings and letters of credit amounting to $9.0 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 6.0 million pounds sterling with a separate letter of credit or guarantee limit of 1.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with an evergreen feature. There were no borrowings outstanding at August 31, 1996 and the Company had issued 0.9 million pounds sterling or $1.4 million of letters of credit or guarantees under the U.K. Credit Agreement.

     In the first quarter of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million, plus interest of $3.5 million. In September of 1996, the Company received $20.3 million relating to such refund. Previously, the Company had received $2.9 million related to certain refund claims filed. The refund relates to the carryback of tax net operating losses to tax years 1981, 1994 and 1986 under the provisions of Internal Revenue Code
Section 172(f). The amount of net operating losses carried back to such years was approximately $48.5 million. At August 31, 1996, the Company has approximately $38.0 million of net operating loss carryforwards available to offset future taxable income.

     The primary sources of liquidity available to the Company in fiscal year 1996 to fund operations, anticipated expenditures in connection with workforce reductions and disposal of certain equipment, the integration of Cameron, planned capital expenditures and planned environmental expenditures include available cash ($27.9 million at August 31, 1996), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

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



LIQUIDITY AND CAPITAL RESOURCES (Continued)

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


ACCOUNTING AND TAX MATTERS

     Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which must be adopted by the Company no later than fiscal year 1997. SFAS 121 prescribes the accounting for the impairment of long-lived assets that are to be held and used in the business and similar assets to be disposed of. The adoption has not had a material impact on the earnings or the financial position of the Company.

     The Company for several years maintained a program of Company-owned life insurance ("COLI") for certain of its employees. As of August 31, 1996, the Company is named as beneficiary on COLI policies with an aggregate cash surrender value of approximately $5.2 million, issued by Confederation Life Insurance Company (U.S.), which is currently in rehabilitation. Confederation Life Insurance Company is continuing to pay benefits under the policies but has ceased to redeem cash surrender values. No assurances can be given regarding to what extent the Company will be able to realize such cash surrender values in the future.

Part II.

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form 10-Q:

EXHIBIT NO.                DESCRIPTION                   PAGE
10.A            Form of Performance Stock Option          E-1
                Agreement under the Wyman-Gordon
                Long-term Incentive Plan dated July 16,
                1996 granted to 13 employees to the
                Company for an aggregate of 485,875
                shares of the Company's Common Stock.

10.B            Form of Performance Share Agreement       E-2
                under the Wyman-Gordon Long-term
                Incentive Plan dated July 16, 1996
                granted to 13 employees of the Company
                for an aggregate of 118,300 shares of
                the Company's Common Stock.

10.C            Form of Stock Option Agreement under      E-3
                the Wyman-Gordon Long-term Incentive
                Plan dated July 16, 1996 granted to 13
                employees of the Company for an
                aggregate of 105,625 shares of the
                Company's Common Stock.

27              Financial Data Schedule for the Three     E-4
                Months Ended August 31, 1996.


(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         WYMAN-GORDON COMPANY




Date:  10/10/96          By: /S/ANDREW C. GENOR
                             Andrew C. Genor
                             Vice President,
                             Chief Financial Officer
                             and Treasurer




Date:  10/10/96          By: /S/JEFFREY B. LAVIN
                             Jeffrey B. Lavin
                             Corporate Controller and
                             Chief Accounting Officer