Form 10-Q
period 1996-11-30
WYMAN GORDON CO
filed 1997-01-13
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  OUTSTANDING AT
        CLASS                    NOVEMBER 30, 1996
  Common Stock, $1 Par Value          35,927,921

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                            THREE MONTHS ENDED   SIX MONTHS ENDED
                            NOV. 30,   NOV. 30, NOV. 30,   NOV. 30,
                              1996      1995      1996      1995
                            (000's omitted, except per share data)
Revenue                     $138,655  $118,080  $272,890  $232,157

Less:
  Cost of goods sold         115,079    99,113   237,823   195,012
  Selling, general and
    administrative expenses   11,049     9,473    21,102    18,669
  Other charges                    -         -    15,779       900
                             126,128   108,586   274,704   214,581


Income from operations        12,527     9,494    (1,814)   17,576

Other deductions (income):
  Interest expense             2,659     2,883     5,382     5,769
  Miscellaneous, net             735       561    (4,464)      656
                               3,394     3,444       918     6,425
Income (loss) before
  income taxes                 9,133     6,050    (2,732)   11,151
Provision (credit) for
  income tax                       -         -   (19,680)        -

Net income (loss)           $  9,133  $  6,050  $ 16,948  $ 11,151

Net income (loss) per share $    .25  $    .17  $    .46  $    .31

Shares used to compute net
  income (loss) per share     37,124    36,092    36,896    36,010








     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           NOVEMBER 30,   MAY 31,
                                               1996        1996
                                                (000's omitted)
ASSETS

  Cash and cash equivalents                  $ 36,277    $ 30,134
  Accounts receivable                          98,392      94,928
  Inventories                                  84,150      65,873
  Prepaid expenses                             11,891      14,338
     Total current assets                     230,710     205,273

  Property, plant and equipment, net          146,382     140,408
  Intangible assets                            19,547      19,899
  Other assets                                  7,862      10,310
                                             $404,501    $375,890

LIABILITIES

  Borrowings due within one year             $     77    $     77
  Accounts payable                             46,394      40,484
  Accrued liabilities and other                50,052      48,178
     Total current liabilities                 96,523      88,739

  Restructuring, integration, disposal
   and environmental                           17,170      18,275
  Long-term debt                               90,231      90,231
  Pension liability                             5,538       1,698
  Deferred income tax and other                14,086      17,717
  Postretirement benefits                      47,760      49,287

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                     -           -
  Common stock issued - 37,052,720 shares      37,053      37,053
  Capital in excess of par value               30,357      33,291
  Retained earnings                            85,646      65,653

  Less treasury stock at cost
     November 30, 1996 - 1,124,799 shares
     May 31, 1996 - 1,480,448 shares          (19,863)    (26,054)
                                              133,193     109,943
                                             $404,501    $375,890


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                             SIX MONTHS ENDED
                                        NOVEMBER 30, NOVEMBER 30,
                                            1996         1995
                                                (000's omitted)
Operating activities:
  Net income (loss)                      $16,948       $11,151

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization        10,099         8,372
     Other charges                        13,045             -
     Provision for equity investment       2,734           900
     Changes in assets and liabilities:
       Accounts receivable                (3,663)         (109)
       Inventories                       (19,052)       (6,678)
       Prepaid expenses and other assets    (584)        2,263
       Accrued restructuring, disposal
         and environmental                (1,600)       (3,750)
       Income and other taxes             (4,452)        2,933
       Accounts payable and accrued
         liabilities                       3,223        (5,182)
     Net cash provided (used) by
       operating activities               16,698         9,900

Investing activities:
  Capital expenditures                   (14,303)       (6,782)
  Proceeds from sale of fixed assets           -         1,664
  Other, net                                 491           123
     Net cash provided (used) by
       investing activities              (13,812)       (4,995)

Financing activities:
  Issuance (payment) of debt                   -        (2,183)
  Net proceeds from issuance of
    common stock                           3,257         1,221
     Net cash provided (used) by
       financing activities                3,257          (962)

Increase (decrease) in cash                6,143         3,943

Cash, beginning of year                   30,134        13,856

Cash, end of period                      $36,277       $17,799


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             November 30, 1996


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at November 30, 1996 and its results of operations and cash flows for the three months and six months ended November 30, 1996 and November 30, 1995. All such adjustments are of a normal recurring nature.

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

NOTE C - INVENTORIES

Inventories consisted of:

                            NOVEMBER 30, 1996   MAY 31, 1996
                                      (000's omitted)
     Raw material               $32,745            $21,608
     Work-in-process             56,034             51,125
     Supplies                     5,278              3,168
                                 94,057             75,901
     Less progress payments       9,907             10,028
                                $84,150            $65,873

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1996


NOTE C - INVENTORIES (Continued)

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $16,662,000 higher than reported at November 30, 1996 and May 31, 1996.

     There were no LIFO inventory credits to cost of goods sold in the six months ended November 30, 1996 or November 30, 1995.

NOTE D - COMMITMENTS AND CONTINGENCIES

     At November 30, 1996, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

     The Company had foreign exchange contracts totaling approximately $18,954,000 at November 30, 1996. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Operations for the three and six months ended November 30, 1996 and November 30, 1995 were not material.

     In December 1996, the Company's Houston Plant experienced an explosion. The incident occurred while a work crew was performing routine maintenance and caused eight fatalities and injuries to two others. The explosion is currently under investigation by OSHA. A parallel investigation by the Company is also currently being performed. The explosion and investigation has interrupted the use of the 35,000 ton vertical extrusion press. The principle product lines affected are extrusions, for both pipe and powder metal processing, and large closed die forgings. The production from that press represents approximately 10% of total company revenues. The blast damage

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1996


NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

appears to be localized, but at this time we do not have sufficient knowledge to estimate how long the extrusion press will be incapacitated. We are working with our customers to reschedule deliveries or to supply them from other Wyman-Gordon plants. Employees have returned to work in other parts of the Houston plant, including in the machine shop and at the turbine die forge area. The effect of the incident on the Company's financial statements is currently being determined by Management.


NOTE E - INCOME TAX REFUND

     In the six months ended November 30, 1996, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19,680,000, plus interest of $3,484,000. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under the provisions of Internal Revenue Code Section 172(f). The amount of net operating losses carried back to such years was approximately $48,500,000. At November 30, 1996, the Company has approximately $38,000,000 of net operating loss carryforwards available to offset future taxable income.


NOTE F - OTHER CHARGES

     In the six months ended November 30, 1996, the Company recorded other charges of $15,799,000. Such other charges include $8,000,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2,300,000 to reduce the carrying value of certain assets of the Company's titanium castings operations, $2,485,000 to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $250,000 relating to expenditures for an investment in another joint venture and $2,745,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

     In the six months ended November 30, 1995, the Company provided $900,000 in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to such joint venture during the second quarter of fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture.

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

     The principal markets served by the Company are aerospace and power generation. Revenue by market for the respective periods was as follows (000's omitted):

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                         NOVEMBER 30, 1996   NOVEMBER 30, 1995
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $106,556    77%     $ 89,759    76%
Power generation           23,818    17%       21,923    19%
Other                       8,281     6%        6,398     5%
                         $138,655   100%     $118,080   100%

                         SIX MONTHS ENDED    SIX MONTHS ENDED
                         NOVEMBER 30, 1996   NOVEMBER 30, 1995
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $199,617    73%     $171,970    74%
Power generation           54,454    20%       44,746    19%
Other                      18,819     7%       15,441     7%
                         $272,890   100%     $232,157   100%

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1996
("second quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1995 ("second quarter of fiscal year 1996")

     The Company's revenue increased 17.4% to $138.7 million in the second quarter of fiscal year 1997 from $118.1 million in the second quarter of fiscal year 1996 due to higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996 are reflected by market as follows: a $16.8 million (18.7%) increase in aerospace, a $1.9 million (8.6%) increase in power generation and a $1.9 million (29.4%) increase in other. The causes of the strength in these markets was higher engine build rates and higher demands for spares by aerospace engine prime contractors and higher extruded pipe shipments to energy customers. Revenues in the second quarter of fiscal year 1996 and, to a lesser extent, in the second quarter of fiscal year 1997, were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The revenue increases mentioned above have occurred while the Company's backlog has grown to $809.1 million at November 30, 1996 from $487.8 million at November 30, 1995. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 17.0% in the second quarter of fiscal year 1997 as compared to 16.1% in the second quarter of fiscal year 1996. Higher production volumes and productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility and continuing realization of cost reductions from synergies associated with the integration of Cameron Forged Products Company ("Cameron") favorably impacted gross margins in the second quarter of fiscal year 1997. These improvements have been offset by higher raw material costs. Beginning in the second half of fiscal year 1996, the higher spares demand referred to above has required the Company to purchase certain raw materials under terms not covered by long-term agreements ("LTAs") with its vendors. The Company simultaneously entered into supply (customer) and purchase (vendor) LTAs and minimized its raw material price exposure to an anticipated volume level. To the extent that the demand is greater than anticipated by the LTAs, the Company must purchase raw materials at market prices. The current rebound in demand for many of these raw materials, especially nickel and titanium, has resulted in significant market price increases which have negatively affected the Company's gross margins.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1996
("second quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1995 ("second quarter of fiscal year 1996")

     The Company is not likely to see significant pricing relief for its products until early calendar 1997 when new LTAs that the Company expects to negotiate with its customers will go into effect. Until the new LTAs are finalized, the Company may continue to experience pressures on its gross margins.

     There were no LIFO credits recorded during the second quarter of fiscal year 1997 or 1996.

     Selling, general and administrative expenses increased 16.6% to $11.0 million during the second quarter of fiscal year 1997 from $9.5 million during the second quarter of fiscal year 1996. Selling, general and administrative expenses as a percentage of revenues improved to 7.9% in the second quarter of fiscal year 1997 from 8.0% in the second quarter of fiscal year 1996. The improvement as a percent of revenues is the result of higher revenues. Also, selling, general and administrative expenses in the second quarter of fiscal year 1997 includes approximately $1.0 million related to the compensation expense associated with the Company's performance share program.

     Interest expense was $2.7 million in the second quarter of fiscal year 1997 and $2.9 million in the second quarter of fiscal year 1996. The decrease results from lower borrowings outstanding under the Company's U.K. Credit Agreement.

     Miscellaneous, net was expense of $0.7 million in the second quarter of fiscal year 1997 as compared to an expense of $0.6 million in the second quarter of fiscal year 1996.

     The Company recorded no provision or benefit for income taxes in the second quarter of fiscal year 1997 or 1996.

     Net income was $9.1 million, or $.25 per share, in the second quarter of fiscal year 1997 and $6.1 million, or $.17 per share in the second quarter of fiscal year 1996. The $3.0 million improvement results from the items described above.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1996 ("first six months of fiscal year 1997") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1995 ("first six months of fiscal year 1996")

     The Company's revenue increased 17.5% to $272.8 million in the first six months of fiscal year 1997 from $232.1 million in the first six months of fiscal year 1996 due to higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996 are reflected by market as follows: a $27.6 million (16.1%) increase in aerospace, a $9.7 million (21.7%) increase in power generation and a $3.4 million (21.9%) increase in other. The causes of the strength in these markets was higher engine build rates and higher demands for spares by aerospace engine prime contractors and higher extruded pipe shipments to energy customers. Revenues in the first six months of fiscal year 1996 and, to a lesser extent, in the first six months of fiscal year 1997, were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The revenue increases mentioned above have occurred while the Company's backlog has grown to $809.1 million at November 30, 1996 from $487.8 million at November 30, 1995. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 12.9% in the first six months of fiscal year 1997 as compared to 16.0% in the first six months of fiscal year 1996. Higher production volumes and productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility and continuing realization of cost reductions from synergies associated with the integration of Cameron favorably impacted gross margins in the first six months fiscal year 1997. These improvements have been more than offset by higher raw material costs. Beginning in the second half of fiscal year 1996, the higher spares demand referred to above has required the Company to purchase certain raw materials under terms not covered by long-term agreements ("LTAs") with its vendors. The Company simultaneously entered into supply (customer) and purchase (vendor) LTAs and minimized its raw material price exposure to an anticipated volume level. To the extent that the demand is greater than anticipated by the LTAs, the Company must purchase raw materials at market prices. The current rebound in demand for many of these raw materials, especially nickel and titanium, has resulted in significant market price increases which have negatively affected the Company's gross margins.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1996 ("first six months of fiscal year 1997") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1995 ("first six months of fiscal year 1996")
(Continued)

     The Company is not likely to see significant pricing relief for its products until early calendar 1997 when new LTAs that the Company expects to negotiate with its customers will go into effect. Until the new LTAs are finalized, the Company may continue to experience pressures on its gross margins.

     Gross margins in the first six months of fiscal year 1997 were also negatively impacted by price and demand declines within the titanium golf club head business during competitor capacity additions and increasing costs of non-integrated finishing services.

     There were no LIFO credits recorded during the first six months of fiscal year 1997 or 1996.

     Selling, general and administrative expenses increased 13.0% to $21.1 million during the first six months of fiscal year 1997 from $18.6 million during the first six months of fiscal year 1996. Selling, general and administrative expenses as a percentage of revenues improved to 7.7% in the first six months of fiscal year 1997 from 8.0% in the first six months of fiscal year 1996. The improvement as a percent of revenues is the result of higher revenues.

     During the first six months of fiscal year 1997, the Company recorded other charges of $15.8 million. Such other charges include $8.0 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2.3 million to reduce the carrying value of certain assets of the Company's titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture and $2.7 million to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

     During the first six months of fiscal year 1996, the Company provided $0.9 million in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to the Australian Joint Venture during the first six months of fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1996 ("first six months of fiscal year 1997") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1995 ("first six months of fiscal year 1996")
(Continued)

     Interest expense was $5.4 million in the first six months of fiscal year 1997 and $5.8 million in the first six months of fiscal year 1996. The decrease results from lower borrowings outstanding under the Company's U.K. Credit Agreement.

     Miscellaneous, net was income of $4.5 million in the first six months of fiscal year 1997 as compared to an expense of $0.7 million in the first six months of fiscal year 1996. Miscellaneous, net in the first six months of fiscal year 1997 includes interest income on the refund of prior years' income taxes amounting to $3.5 million and a $1.7 million gain on the sale of fixed assets. Miscellaneous, net in the first six months of fiscal year 1996 includes a $0.2 million gain on the sale of marketable securities.

     In the first six months of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million. The refund relates to the carryback of tax net operating losses. The Company recorded no provision or benefit for income taxes in the first six months of fiscal year 1996.

     Net income was $16.9 million, or $.46 per share, in the first six months of fiscal year 1997 and $11.2 million, or $.31 per share in the first six months of fiscal year 1996. The $5.7 million improvement results from the items described above.

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $6.2 million to $36.3 million at November 30, 1996 from $30.1 million at May 31, 1996 resulted primarily from cash provided by operating activities of $16.7 million and the issuance of common stock of $3.3 million, offset by capital expenditures and other investing activities of $13.8 million.

     The increase in the Company's working capital of $17.7 million to $134.2 million as of November 30, 1996 from $116.5 million as of May 31, 1996 resulted primarily from net income of $16.9 million, a decrease in other assets of $3.1 million, a decrease in intangible assets of $0.4 million, net proceeds from the issuance of Common Stock of $3.3 million, other changes in stockholders' equity of $3.0 million and an increase in long-term benefit liabilities of $2.3 million, offset by net increases in fixed assets of $6.0 million, a decrease in deferred taxes and other of $3.6 million and a decrease in long-term restructuring, integration, disposal and environmental of $1.1 million.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $12.8 million to $12.3 million in the first six months of fiscal year 1997 from $25.1 million in the first six months of fiscal year 1996. This decrease reflects primarily the $15.8 million of other charges provided in the first six months of fiscal year 1997.

     In the first six months of fiscal year 1997, the Company recorded other charges of $15.8 million, of which $10.1 million was non-cash and $5.7 million is expected to require the use of cash during the remainder of fiscal year 1997 and the fiscal year ending May 31, 1998, $2.2 million to pay severance and other employee costs and $3.5 million to dispose of certain equipment.

     As of May 31, 1996, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $4.0 million.
Of such amount, the Company expects to spend approximately $2.5 million during its fiscal year ending May 31, 1997 ("fiscal year 1997") and $1.5 million thereafter. In the first six months of fiscal year 1997, spending related to the integration of Cameron and associated direct costs amounted to $1.0 million.

     The Company expects to spend $1.2 million in fiscal year
1997 and $15.5 million thereafter on non-capitalizable environmental activities. In the first six months of fiscal year
1997, $0.2 million was expended for non-capitalizable environmental projects. The Company has completed all environmental projects within established timetables and is continuing to do so at the present time.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. Capital expenditures amounted to $18.3 million for the year ended May 31, 1996 ("fiscal year 1996"). Capital expenditures in the foreseeable future are expected to increase somewhat from fiscal year 1996 levels. In the first six months of fiscal year 1997, capital expenditures amounted to $14.3 million.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity under the Receivables Financing Program of $65.0 million, with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years, with an evergreen feature. As of November 30, 1996, under the credit facility, the total availability based on eligible receivables was $50.2 million, there were no borrowings and letters of credit amounting to $7.9 million were outstanding.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling with a separate letter of credit or guarantee limit of 2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with an evergreen feature. There were no borrowings outstanding at November 30, 1996 and the Company had issued 0.5 million pounds sterling or $0.9 million of letters of credit or guarantees under the U.K. Credit Agreement.

     In the first six months of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million, plus interest of $3.5 million. In September of 1996, the Company received $20.3 million relating to such refund. Previously, the Company had received $2.9 million related to certain refund claims filed. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under the provisions of Internal Revenue Code
Section 172(f). The amount of net operating losses carried back to such years was approximately $48.5 million. At November 30, 1996, the Company has approximately $38.0 million of net operating loss carryforwards available to offset future taxable income.

     The primary sources of liquidity available to the Company in fiscal year 1997 to fund operations, anticipated expenditures in connection with workforce reductions and disposal of certain equipment, the integration of Cameron, planned capital expenditures and planned environmental expenditures include available cash ($36.2 million at November 30, 1996), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management.

     Cash from operations and debt are expected to be the Company's primary sources of liquidity beyond fiscal year 1997.
The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

     The Company's current plans to improve operating results include various cost reduction measures. Programs to expand the Company's revenue base include participation in new aerospace programs and expansion of participation in the land-based gas turbine and extruded pipe markets and other markets in which the Company has not traditionally participated. The Company anticipates that, in addition to the growth in commercial aviation, the aging current commercial airline fleet will require future orders for its replacement.

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

     The Company for several years maintained a program of Company-owned life insurance ("COLI") for certain of its employees. As of November 30, 1996, the Company is named as beneficiary on COLI policies with an aggregate cash surrender value of approximately $5.5 million, issued by Confederation Life Insurance Company (U.S.), which is currently in rehabilitation. Confederation Life Insurance Company is continuing to pay benefits under the policies but has ceased to redeem cash surrender values. No assurances can be given regarding to what extent the Company will be able to realize such cash surrender values in the future.

OTHER MATTERS

     During the second quarter of fiscal 1997, the Company and Weber Metals, Inc. entered into a strategic forging alliance which will serve the Company's aluminum structural forgings customers. Under the arrangement, the Company will provide engineering, technical and marketing support to Weber and Weber will manufacture aluminum structural products previously manufactured in the Company's Grafton, Massachusetts facility.

     In December 1996, the Company's Houston Plant experienced an explosion. The incident occurred while a work crew was performing routine maintenance and caused eight fatalities and injuries to two others. The explosion is currently under investigation by OSHA. A parallel investigation by the Company is also currently being performed. The explosion and investigation has interrupted the use of the 35,000 ton vertical extrusion press. The principle product lines affected are

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



OTHER MATTERS (Continued)

extrusions, for both pipe and powder metal processing, and large closed die forgings. The production from that press represents approximately 10% of total company revenues. The blast damage appears to be localized, but at this time we do not have sufficient knowledge to estimate how long the extrusion press will be incapacitated. We are working with our customers to reschedule deliveries or to supply them from other Wyman-Gordon plants. Employees have returned to work in other parts of the Houston plant, including in the machine shop and at the turbine die forge area. The effect of the incident on the Company's financial statements is currently being determined by Management.

PART II.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 16, 1996, the Company held the annual meeting of stockholders. The holders of approximately 83.54% of the 35,706,713 shares of common stock outstanding as of the record date were represented at the meeting either in person or by proxy. The following are the voting results from the meeting:

1.   The stockholders elected the following directors of the
     Company:

     Three-Year Term:
                                              WITHHELD
                                 FOR          AUTHORITY

     E. Paul Casey            29,795,985       33,529
     Warner S. Fletcher       29,796,010       33,504
     M Howard Jacobson        29,529,527      299,987
     David A. White, Jr.      29,798,497       31,017

     One-Year Term:

     Charles W. Grigg         29,798,806       30,708


2. The stockholders approved the selection of Ernst & Young, LLP independent public accountants, as the Company's auditors for the fiscal year 1997, with 29,726,909 votes in favor, 81,708 votes against, 20,897 abstentions, and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Six Months Ended
                November 30, 1996.

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  1/13/97           By: /S/ ANDREW C. GENOR
                                 Andrew C. Genor
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:  1/13/97           By: /S/ JEFFREY B. LAVIN
                             Jeffrey B. Lavin
                             Corporate Controller