Form 10-Q
period 1997-02-28
WYMAN GORDON CO
filed 1997-04-11
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                     FEBRUARY 28, 1997
  Common Stock, $1 Par Value          35,936,802

PART I.
ITEM 1.  FINANCIAL STATEMENTS


                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                            THREE MONTHS ENDED  NINE MONTHS ENDED
                            FEB. 28,   FEB. 28, FEB. 28,   FEB. 28,
                              1997      1996      1997      1996
                            (000's omitted, except per share data)
Revenue                     $153,331  $121,517  $426,222  $353,674

Less:
  Cost of goods sold         124,716   103,210   362,540   298,222
  Selling, general and
    administrative expenses   10,342     9,319    31,444    27,988
  Other charges                2,434       110    18,213     1,010
                             137,492   112,639   412,197   327,220


Income from operations        15,839     8,878    14,025    26,454

Other deductions (income):
  Interest expense             2,671     2,841     8,053     8,611
  Miscellaneous, net             159       (40)   (4,306)      615
                               2,830     2,801     3,747     9,226
Income before income taxes    13,009     6,077    10,278    17,228
Provision (credit) for
  income tax                       -         -   (19,680)        -

Net income                  $ 13,009  $  6,077  $ 29,958  $ 17,228

Net income per share        $    .35  $    .17  $    .81  $    .48

Shares used to compute net
  income per share            37,127    36,269    36,954    36,061








     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           FEBRUARY 28,   MAY 31,
                                               1997        1996
                                                (000's omitted)
ASSETS

  Cash and cash equivalents                  $ 37,258    $ 30,134
  Accounts receivable                         106,689      94,928
  Inventories                                  94,048      65,873
  Prepaid expenses                             12,328      14,338
     Total current assets                     250,323     205,273

  Property, plant and equipment, net          149,698     140,408
  Intangible assets                            19,370      19,899
  Other assets                                  6,976      10,310
                                             $426,367    $375,890

LIABILITIES

  Borrowings due within one year             $     77    $     77
  Accounts payable                             53,386      40,484
  Accrued liabilities and other                48,264      48,178
     Total current liabilities                101,727      88,739

  Restructuring, integration, disposal
   and environmental                           17,058      18,275
  Long-term debt                               96,231      90,231
  Pension liability                             5,513       1,698
  Deferred income tax and other                14,339      17,717
  Postretirement benefits                      47,140      49,287

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                     -           -
  Common stock issued - 37,052,720 shares      37,053      37,053
  Capital in excess of par value               29,788      33,291
  Retained earnings                            97,426      65,653

  Less treasury stock at cost
     February 28, 1997 - 1,115,918 shares
     May 31, 1996 - 1,480,448 shares          (19,908)    (26,054)
                                              144,359     109,943
                                             $426,367    $375,890


     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                              NINE MONTHS ENDED
                                         FEBRUARY 28,  FEBRUARY 28,
                                             1997          1996
                                                (000's omitted)
Operating activities:
  Net income                              $ 29,958     $17,228

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization          15,676      12,785
     Other charges                          13,045           -
     Provision for equity investment         2,734       1,010
     Changes in assets and liabilities:
       Accounts receivable                 (11,961)     (9,310)
       Inventories                         (28,951)     (6,840)
       Prepaid expenses and other assets      (134)      2,270
       Accrued restructuring, disposal
         and environmental                  (2,545)     (5,729)
       Income and other taxes               (4,650)      2,267
       Accounts payable and accrued
         liabilities                         9,092      (5,942)
     Net cash provided (used) by
       operating activities                 22,264       7,739

Investing activities:
  Capital expenditures                     (23,226)     (9,742)
  Proceeds from sale of fixed assets           369       1,686
  Other, net                                  (927)       (191)
     Net cash provided (used) by
       investing activities                (23,784)     (8,247)

Financing activities:
  Issuance (payment) of debt                 6,000      (1,852)
  Net proceeds from issuance of
    common stock                             5,501       2,174
  Repurchase of Common Stock                (2,857)          -
     Net cash provided (used) by
       financing activities                  8,644         322

Increase (decrease) in cash                  7,124        (186)

Cash, beginning of year                     30,134      13,856

Cash, end of period                       $ 37,258     $13,670

     The accompanying notes to the consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             February 28, 1997




NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at February 28, 1997 and its results of operations and cash flows for the three months and nine months ended February 28, 1997 and February 28, 1996. All such adjustments are of a normal recurring nature.

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

     Effective June 1, 1996, the Company adopted the Statement of the Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard prescribes the accounting and disclosure of compensation related to all stock-based awards to employees. The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and will continue to do so.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1997

NOTE C - INVENTORIES

Inventories consisted of:

                           FEBRUARY 28, 1997    MAY 31, 1996
                                      (000's omitted)
     Raw material               $ 48,237           $21,608
     Work-in-process              50,287            51,125
     Supplies                      5,017             3,168
                                 103,541            75,901
     Less progress payments       (9,493)          (10,028)
                                $ 94,048           $65,873

     If all inventories valued at LIFO cost had been valued at first-in, first-out (FIFO) cost or market which approximates current replacement cost, inventories would have been $16,662,000 higher than reported at February 28, 1997 and May 31, 1996.

     There were no LIFO inventory credits or charges to cost of goods sold in the nine months ended February 28, 1997 or February
28, 1996.

NOTE D - COMMITMENTS AND CONTINGENCIES

     At February 28, 1997, certain lawsuits arising in the normal course of business were pending. The Company denies all material allegations of these complaints. In the opinion of management, the outcome of legal matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

     The Company had foreign exchange contracts totaling approximately $22,017,000 at February 28, 1997. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Operations for the three and nine months ended February 28, 1997 and February 28, 1996 were not material.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1997



NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc., a subsidiary of the Company ("WGFI"), in which eight employees of WGFI, were killed and two were injured. The accident also caused substantial damage to the Houston facility. The accident occurred while a crew of ten men was performing maintenance on the system that supplies hydraulic power to the Company's 35,000 ton vertical extrusion press. The Company has repaired damage to the press and recommenced operations in the first week of March 1997. Although no lawsuits have yet been filed, each of the decedents' families and one of the survivors have retained attorneys to represent them in possible litigation against WGFI and/or the Company. The Occupational Safety and Health Administration ("OSHA") is conducting an investigation of the accident. OSHA has six months from the date of the accident to issue any citations, sanctions or fines, and WGFI may face significant fines and sanctions for alleged violations of applicable workplace safety requirements. WGFI has tendered the defense of the various claims to the Company's insurance carriers, but has not yet received formal responses from the various carriers under the terms of the applicable policies. At this time there can be no assurance that the full insurance coverage will be available or that the Company's ultimate liability resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.


NOTE E - INCOME TAX REFUND

     In the nine months ended February 28, 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19,680,000, plus interest of $3,484,000. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under applicable provisions of Internal Revenue Code Section 172(f). The amount of net operating losses carried back to such years was approximately $48,500,000. At February 28, 1997, the Company had approximately $38,000,000 of net operating loss carryforwards available to offset taxable income in fiscal year 1997 and subsequent fiscal years.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1997


NOTE F - DEBT

     In December 1996, the Company issued an Industrial Revenue Bond (the "IRB") amounting to $6 million. The IRB bears an interest rate approximating 3.75% fluctuating weekly. Principal on the IRB is payable in annual installments of $400,000 in December 1998 and $800,000 thereafter. The Company maintains a letter of credit to collateralize the IRB. The proceeds of the IRB are restricted for the construction of the Scaled Composites, Inc. facility in Montrose, Colorado. As of February 28, 1997, cash and cash equivalents includes $5,400,000 restricted for such use.


NOTE G - OTHER CHARGES

     In the nine months ended February 28, 1997, the Company recorded other charges of $18,213,000. Such other charges include $8,000,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2,300,000 to reduce the carrying value of certain assets of the Company's titanium castings operations, $2,485,000 to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $250,000 relating to expenditures for an investment in another joint venture, $2,745,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies and $2,434,000 of costs related to the Houston accident.

     In the nine months ended February 28, 1996, the Company provided $1,010,000 in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to such joint venture during the second quarter of fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture.

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

     The principal markets served by the Company are aerospace and power generation. Revenue by market for the respective periods was as follows (000's omitted):

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                         FEBRUARY 28, 1997   FEBRUARY 28, 1996
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $124,618    81%     $ 87,325    72%
Power generation           20,185    13%       23,783    20%
Other                       8,528     6%       10,409     8%
                         $153,331   100%     $121,517   100%

                         NINE MONTHS ENDED   NINE MONTHS ENDED
                         FEBRUARY 28, 1997   FEBRUARY 28, 1996
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $324,235    76%     $258,546    73%
Power generation           74,639    18%       68,615    19%
Other                      27,348     6%       26,513     8%
                         $426,222   100%     $353,674   100%

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1997
("third quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1996 ("third quarter of fiscal year 1996")

     The Company's revenue increased 26.2% to $153.3 million in the third quarter of fiscal year 1997 from $121.5 million in the third quarter of fiscal year 1996 as a result of higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996 are reflected by market as follows: a $37.3 million (42.7%) increase in aerospace, a $(3.6) million (15.1%) decrease in power generation and a $(1.9) million (18.1%) decrease in other. The principal cause of the strength in the aerospace market was higher engine build rates. The decrease in power generation and other is as a result of the shutdown of the 35,000 ton vertical extrusion press in the Company's Houston facility. The press was incapacitated as a result of the industrial accident explosion in the Company's Houston facility which occurred in December 1996. While production on the press affected by the explosion was recommenced in the first week of March 1997, the negative effects of the shutdown on the production cycle for the affected product lines are expected to continue until the end of March and therefore may impact adversely the Company's results for the quarter ending May 31, 1997. The principal product lines affected by the press' incapacitation were extrusions, for both pipe and powder metal processing, and large closed die forgings. Revenues in the third quarter of fiscal year 1996 and, to a lesser extent, in the third quarter of fiscal year 1997, were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's backlog has increased to $861.8 million at February 28, 1997 from $500.7 million at February 28, 1996 and from $598.4 million at May 31, 1996. This increase resulted from the following factors:

     1. Higher build rates of the Company's engine and airframe customers,

     2. Higher prices for the Company's aerospace products, particularly as reflected in the new long-term agreement ("LTAs") which went into effect on January 1, 1997, and

     3. An increase in orders overdue to customer delivery dates as a result of the Company's inability to ship because of capacity constraints and raw material unavailability.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1997
("third quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1996 ("third quarter of fiscal year 1996")
(Continued)

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, that prices will moderate and that capacity additions installed by the Company and its suppliers will enable the Company to meet its customer demands in a more timely fashion. Of the Company's total current backlog, $666.1 million is shippable in the next twelve months. Because of the additional production capacity that the Company and its suppliers are installing, the Company believes that it will be able to fulfill those twelve month requirements.

     The Company's gross margins were 18.7% in the third quarter of fiscal year 1997 as compared to 15.0% in the third quarter of fiscal year 1996. Higher production volumes, improved pricing included in new LTAs, continued emphasis on cost reduction and productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility favorably impacted gross margins in the third quarter of fiscal year 1997.


     There were no LIFO credits or charges recorded during the third quarter of fiscal year 1997 or 1996. The Company currently estimates that it will record a LIFO charge of approximately $2.0 million in the fourth quarter of fiscal year 1997.

     Selling, general and administrative expenses increased 11.0% to $10.3 million during the third quarter of fiscal year 1997 from $9.3 million during the third quarter of fiscal year 1996. Selling, general and administrative expenses as a percentage of revenues improved to 6.7% in the third quarter of fiscal year 1997 from 7.7% in the third quarter of fiscal year 1996. The improvement as a percent of revenues is the result of higher revenues.

     Other charges was $2.4 million in the third quarter of fiscal year 1997 and $0.1 million in the third quarter of fiscal year 1996. Other charges in the third quarter of fiscal year
1997 result from costs related to the Houston accident.

     Interest expense was $2.7 million in the third quarter of fiscal year 1997 and $2.8 million in the third quarter of fiscal year 1996. The decrease results from lower borrowings outstanding under the credit agreement of Wyman-Gordon Limited, the Company's subsidiary, in Livingston, Scotland (the "U.K. Credit Agreement").

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1997
("third quarter of fiscal year 1997") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1996 ("third quarter of fiscal year 1996")
(Continued)

     Miscellaneous, net was expense of $0.2 million in the third quarter of fiscal year 1997 as compared to income of $0.1 million in the third quarter of fiscal year 1996.

     The Company recorded no provision or benefit for income taxes in the third quarter of fiscal year 1997 or 1996. The
Company expects to utilize its NOLs and be a taxpayer in fiscal year 1998.

     Net income was $13.0 million, or $.35 per share, in the third quarter of fiscal year 1997 and $6.1 million, or $.17 per share in the third quarter of fiscal year 1996. The $6.9 million improvement results from the items described above.


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1997 ("first nine months of fiscal year 1997") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1996 ("first nine months of fiscal year 1996")

     The Company's revenue increased 20.5% to $426.2 million in the first nine months of fiscal year 1997 from $353.7 million in the first nine months of fiscal year 1996 as a result higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during the first nine months of fiscal year 1997 as compared to the first nine months of fiscal year 1996 are reflected by market as follows: a $65.7 million (25.4%) increase in aerospace, a $6.0 million (8.8%) increase in power generation and a $.8 million (3.1%) increase in other. The causes of the strength in the aerospace market was higher engine build rates and higher demands for spares by aerospace engine
prime contractors.   Although there were higher extruded pipe
shipments to energy customers for the first nine months of fiscal 1997, the shipments to energy customers were impacted by the shutdown of the 35,000 ton vertical extrusion press in Houston as discussed above. Revenues in the first nine months of fiscal year 1996 and, to a lesser extent, in the first nine months of fiscal year 1997, were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The Company believes that the higher order activity reflects continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's backlog has increased to $861.8 million at February 28, 1997 from $500.7 million at February 28, 1996 and from $598.4 million at May 31, 1996. This increase resulted from the following factors:

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1997 ("first nine months of fiscal year 1997") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1996 ("first nine months of fiscal year 1996")
(Continued)

     1. Higher build rates of the Company's engine and airframe customers,

     2. Higher prices for the Company's aerospace products, particularly as reflected in the new LTAs which went into effect on January 1, 1997, and

     3. An increase in orders overdue to customer delivery dates as a result of the Company's inability to ship because of capacity constraints and raw material unavailability.

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, that prices will moderate and that capacity additions installed by the Company and its suppliers will enable the Company to meet its customer demands in a more timely fashion. Of the Company's total current backlog, $666.1 million is shippable in the next twelve months. Because of the additional production capacity that the Company and its suppliers are installing, the Company believes that it will be able to fulfill those twelve month requirements.

     The Company's gross margins were 14.9% in the first nine months of fiscal year 1997 as compared to 15.7% in the first nine months of fiscal year 1996. The decline in gross margins was caused by higher raw material costs which could not be passed on to customers as a result of the then existing LTAs with its customers. Such gross margin decline would have been greater if not mitigated by higher production volumes, continued emphasis on cost reductions, productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility and continuing realization of cost reductions from synergies associated with the integration of Cameron in the first nine months fiscal year 1997. Beginning in the second half of fiscal year 1996, higher demand required the Company to purchase certain raw materials under terms not covered by LTAs with its vendors. The current rebound in demand for many of these raw materials, especially nickel and titanium, resulted in significant market price increases which negatively affected the Company's gross margins. The Company began to see pricing relief for its products in early calendar 1997 when the new LTAs that the Company negotiated with its customers went into effect.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1997 ("first nine months of fiscal year 1997") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1996 ("first nine months of fiscal year 1996")
(Continued)

     Gross margins in the first nine months of fiscal year 1997 were also negatively impacted by price and demand declines within the titanium golf club head business because of oversupply, cost disadvantages and decreased demand.

     There were no LIFO credits or charges recorded during the first nine months of fiscal year 1997 or 1996. The Company currently estimates that it will record a LIFO charge of approximately $2.0 million in the fourth quarter of fiscal year
1997.

     Selling, general and administrative expenses increased 12.3% to $31.4 million during the first nine months of fiscal year 1997 from $28.0 million during the first nine months of fiscal year 1996. Selling, general and administrative expenses as a percentage of revenues improved to 7.4% in the first nine months of fiscal year 1997 from 7.9% in the first nine months of fiscal year 1996. The improvement as a percent of revenues is the result of higher revenues.

     During the first nine months of fiscal year 1997, the Company recorded other charges of $18.2 million. Such other charges include $8.0 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2.3 million to reduce the carrying value of certain assets of the Company's titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture, $2.7 million to reduce the carrying value of the cash surrender value of certain Company-owned life insurance policies and $2.4 million of costs related to the Houston accident. As of February 28, 1997, the Company had fully written-off its investment in the Australian Joint Venture. However, in the future, the Company may make additional capital contributions to the Australian Joint Venture to satisfy its cash or other requirements and may be required to recognize its share of any additional losses or may write-off such additional capital contributions.

     During the first nine months of fiscal year 1996, the Company provided $1.0 million in order to recognize its 25.0% share of the net losses of its Australian Joint Venture and to reserve for amounts loaned to the Australian Joint Venture during the first nine months of fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1997 ("first nine months of fiscal year 1997") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1996 ("first nine months of fiscal year 1996")
(Continued)

     Interest expense was $8.1 million in the first nine months of fiscal year 1997 and $8.6 million in the first nine months of fiscal year 1996. The decrease results from lower borrowings outstanding under the Company's U.K. Credit Agreement.

     Miscellaneous, net was income of $4.3 million in the first nine months of fiscal year 1997 as compared to an expense of $.6 million in the first nine months of fiscal year 1996. Miscellaneous, net in the first nine months of fiscal year 1997 includes interest income on the refund of prior years' income taxes amounting to $3.5 million and a $1.7 million gain on the sale of fixed assets. Miscellaneous, net in the first nine months of fiscal year 1996 includes a $0.2 million gain on the sale of marketable securities.

     In the first nine months of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million. The refund relates to the carryback of tax net operating losses. The Company recorded no provision or benefit for income taxes in the first nine months of fiscal year 1996. The Company expects to utilize its NOLs and be a taxpayer in fiscal year 1998.

     Net income was $30.0 million, or $.81 per share, in the first nine months of fiscal year 1997 and $17.2 million, or $.48 per share in the first nine months of fiscal year 1996. The $12.8 million improvement results from the items described above.


LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $7.1 million to $37.2 million at February 28, 1997 from $30.1 million at May 31, 1996 resulted primarily from cash provided by operating activities of $22.3 million, issuance of common stock of $5.5 million, and issuance of new debt of $6.0 million offset by capital expenditures and other investing activities of $23.8 million and the repurchase of common stock of $2.9 million.

     The increase in the Company's working capital of $32.1 million to $148.6 million as of February 28, 1997 from $116.5 million as of May 31, 1996 resulted primarily from net income of $30.0 million, a decrease in other assets of $3.3 million, a decrease in intangible assets of $0.5 million, net proceeds from the issuance of Common Stock of $5.5 million, other changes in stockholders' equity of $1.8 million, an increase in long-term debt of $6.0 million, and an increase in long-term benefit liabilities of $1.7 million, offset by net increases in fixed

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

assets of $9.3 million, a decrease in deferred taxes and other of $3.4 million, a decrease in long-term restructuring, integration, disposal and environmental of $1.2 million, and the repurchase of common stock of $2.9 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $4.0 million to $33.8 million in the first nine months of fiscal year 1997 from $37.8 million in the first nine months of fiscal year 1996. This decrease reflects primarily the $18.2 million of other charges provided in the first nine months of fiscal year 1997 offset against higher profitability.

     In the first nine months of fiscal year 1997, the Company recorded other charges of $18.2 million, of which $10.1 million was non-cash and $8.1 million requires the use of cash. Cash spent for these activities through February 28, 1997 includes $2.4 million related to the Houston accident and $0.2 million to pay severance. Cash requirements during the remainder of fiscal year 1997 and the fiscal year ending May 31, 1998 include $2.0 million to pay severance and other employee costs and $3.5 million to dispose of certain equipment.

     As of May 31, 1996, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $4.0 million.
Of such amount, the Company expects to spend approximately $2.5 million during its fiscal year ending May 31, 1997 ("fiscal year 1997") and $1.5 million thereafter. In the first nine months of fiscal year 1997, spending related to the integration of Cameron and associated direct costs amounted to $1.4 million.

     The Company expects to spend $0.5 million in fiscal year 1997 and has a reserve with respect to environmental matters, the balance of which is $16.2 million and which it expects to expend in future periods on non-capitalizable environmental activities. In the first nine months of fiscal year 1997, $0.4 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. In the first nine months of fiscal year 1997, capital expenditures amounted to $23.2 million and are expected to be in excess of $30.0 million for fiscal year 1997 and approximately the same level in fiscal year 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity under the Receivables Financing Program of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of February 28, 1997, under the credit facility, the total availability based on eligible receivables was $55.1 million, there were no borrowings and letters of credit amounting to $6.5 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement with a Scottish bank ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.0 million) with a separate letter of credit or guarantee limit of 2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at February 28, 1997 and the Company had issued 0.4 million pounds sterling (approximately $0.6 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     In the first nine months of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million, plus interest of $3.5 million. In September of 1996, the Company received $20.3 million relating to such refund. Previously, the Company had received $2.9 million related to certain refund claims filed. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under applicable provisions of Internal Revenue Code Section 172(f). The amount of net operating losses carried back to such years was approximately $48.5 million. At February 28, 1997, the Company had approximately $38.0 million of net operating loss carryforwards available to offset taxable income in fiscal year 1997 and subsequent fiscal years.

     In December 1996, the Company issued an Industrial Revenue Bond (the "IRB") amounting to $6 million. The IRB bears an interest rate approximating 3.75% fluctuating weekly. Principal on the IRB is payable in annual installments of $0.4 million in December 1998 and $0.8 million thereafter. The Company maintains a letter of credit to collateralize the IRB. The proceeds of the IRB are restricted for the construction of the Scaled Composites, Inc. facility in Montrose, Colorado. As of February 28, 1997, cash and cash equivalents includes $5.4 million restricted for such use.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($37.2 million at February 28, 1997), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

IMPACT OF INFLATION

     The Company's earnings may be affected by changes in price levels and in particular, changes in the price of basic metals. The Company's contracts generally provide for fixed prices for finished products with limited protection against cost increases. The Company would therefore may be affected by changes in prices of the raw materials during the term of any such contract. The Company attempts to minimize this risk by entering into fixed price arrangements with raw material suppliers.

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

     Effective June 1, 1996, the Company adopted the Statement of the Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard prescribes the accounting and disclosure of compensation related to all stock-based awards to employees. The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and will continue to do so.

OTHER MATTERS

     During the first nine months of fiscal 1997, the Company and Weber Metals, Inc. entered into a strategic forging alliance which will serve the Company's aluminum structural forgings customers. Under the arrangement, the Company will provide engineering, technical and marketing support to Weber and Weber will manufacture aluminum structural products previously manufactured in the Company's Grafton, Massachusetts facility.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



OTHER MATTERS (Continued)

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of WGFI, a subsidiary of the Company, in which eight employees of WGFI, were killed and two were injured. The accident also caused substantial damage to the Houston facility. The accident occurred while a crew of ten men was performing maintenance on the system that supplies hydraulic power to the Company's 35,000 ton vertical extrusion press. The Company has repaired damage to the press and recommenced operations in the first week of March 1997. Although no lawsuits have yet been filed, each of the decedents' families and one of the survivors have retained attorneys to represent them in possible litigation against WGFI and/or the Company. The Occupational Safety and Health Administration ("OSHA") is conducting an investigation of the accident. OSHA has six months from the date of the accident to issue any citations, sanctions or fines, and WGFI may face significant fines and sanctions for alleged violations of applicable workplace safety requirements. WGFI has tendered the defense of the various claims to the Company's insurance carriers, but has not yet received formal responses from the various carriers under the terms of the applicable policies. At this time there can be no assurance that the full insurance coverage will be available or that the Company's ultimate liability resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Nine Months
                Ended February 28, 1997.

(b) On January 24, 1997, the Company filed a Form 8-K which included an unaudited Statement of Operations for the twelve months ended December 31, 1996 in accordance with Section
     11(a) and Rule 158 of the Securities Act of 1933.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  4/11/97           By: /S/ ANDREW C. GENOR
                                 Andrew C. Genor
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:  4/11/97           By: /S/ JEFFREY B. LAVIN
                             Jeffrey B. Lavin
                             Corporate Controller