Form 10-K
period 1997-05-31
WYMAN GORDON CO
filed 1997-08-08
CIK 108703

                                 Form 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended May 31, 1997
                                    OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.    Yes   X     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 26, 1997: $407,376,000
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             CLASS               OUTSTANDING AT JULY 26, 1997
     Common Stock, $1 Par Value        36,172,910 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Registrant's "Proxy Statement for Annual
Meeting of Stockholders" on October 15, 1997 are incorporated into Part III.

                                  PART I

ITEM 1. BUSINESS

THE COMPANY

     Wyman-Gordon Company is a leading manufacturer of high quality, technologically advanced forging and investment casting components, and composite airframe structures for the commercial aviation, commercial power and defense industries. The Company uses forging and investment casting processes to produce metal components to exacting customer specifications for technically demanding applications such as jet turbine engines, airframes and land-based and marine gas turbine engines. The Company also extrudes seamless thick wall steel pipe for use primarily in the oil and gas industry and commercial power generation plants. The Company produces components for most of the major commercial and U.S. defense aerospace programs. The Company's unique combination of manufacturing facilities and broad range of metallurgical skills allow it to serve its customers effectively and to lead the development and use of new metal technologies for its customers' uses. As used in this report the term "Company" includes Wyman-Gordon Company and its subsidiaries.

     Forging, a process in which metal is heated and shaped through pressing or extrusion, represented 77% of the Company's total revenues in the year ended May 31, 1997. Casting, a process in which molten metal is poured into molds, represented 21% of the Company's total revenues in the year ended May 31, 1997.

     The Company's composite business plans, designs, fabricates and tests composite airframe structures for the aerospace market and represented 2% of the Company's total revenues in the year ended May 31, 1997.

PERFORMANCE IMPROVEMENTS

     The Company's operating results have improved in recent years as a result of several factors, including (i) the acquisition of Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. in May 1994, (ii) a series of strategic initiatives designed to lower the Company's cost structure, consolidate its forging operations, lower inventory requirements and solidify customer relations, and (iii) higher demand for aerospace parts resulting from increasing production rates of commercial aircraft by commercial airframe prime contractors. Industry analysts forecast an estimated $1 trillion or more in new aircraft orders over the next 20 years, which the Company expects will result in continued strong demand for the Company's products. However, the aerospace industry is highly cyclical and there can be no assurance that improved conditions in the commercial aerospace market will be sustained.

     The acquisition of Cameron, the Company's principal competitor in the production of forgings for use in critical aerospace applications and the Company's subsequent consolidation of forging operations, helped to reduce excess capacity in the industry. The Company has substantially completed the consolidation of Cameron which included refocusing its operations to eliminate duplicative facilities, improving throughput and increasing efficiencies of scale. These changes have resulted in higher utilization rates, better inventory management and cost reductions. The Company estimates that, as a result of cost savings and production efficiencies achieved since the acquisition of Cameron, its total production and selling costs are more than $30 million lower per year than such costs would have been under the cost structures of the Company and Cameron prior to the acquisition.

     The Company has undertaken the following significant initiatives to maximize its production efficiencies:

     FOCUSED FACTORIES. The Company has substantially completed the consolidation of the manufacture of rotating parts for jet engines from Grafton, Massachusetts into the Company's Houston, Texas facility. At the same time, the Grafton facility has been focused on the production of large airframe structures and large turbine parts such as components for the GE90 engine and land-based gas turbines. Prior to the acquisition of Cameron, the Company and Cameron both produced isothermal forgings. That business has been combined in the Company's Worcester, Massachusetts facility where the Company has made significant expenditures to improve productivity. The Company now has greater ability to supply its customers with isothermal forgings than the two companies previously had separately. As a result of supply constraints of raw materials in recent years, the Company has increased its production of titanium ingots as its Millbury, Massachusetts melt shop which has allowed a significant increase in its production of aerospace structural forgings. Through the emphasis on focused factories, the Company has been able to eliminate duplicative facilities, improve throughout, and achieve efficiencies of scale.

     RATIONALIZATION OF FORGING OPERATIONS. Subsequent to the acquisition of Cameron, the Company closed one of the two Cameron forging plants in Houston, Texas. The 20,000 multi-ram ton press that Cameron operated in the closed facility was reinstalled at the Company's existing Houston facility and began operations at the end of fiscal year 1997. This press will give the Company greater capacity to serve its aerospace customers and will allow further focus in the Company's Livingston, Scotland plant as certain valve bodies and other products produced there will be made on the 20,000 ton press in the Houston facility. In addition, the Company has closed its ring-roll operations at its Worcester, Massachusetts facility. The Company also shut down its hammer forging operations in the Worcester facility and entered into an arrangement with Sifco Industries, Inc. ("Sifco") pursuant to which the Company agreed to cooperate in transferring customer relationships to Sifco by sharing technical and product information, joint marketing and transferring dies and Sifco agreed to pay the Company royalties. Finally, the Company has exited the unprofitable aluminum forging business operated at its Grafton, Massachusetts facility, and has entered into an arrangement with Weber Metals, Inc. for the production of aluminum forgings on terms similar to that with Sifco. The result has been improved manufacturing efficiencies, higher utilizations and better inventory management.

     BEST PRACTICES. The Company has adopted, and will continue to adopt, the best manufacturing practices of the Company and Cameron, resulting in cost reductions from lower material input weights on certain forgings, improved machining practices and more efficient testing procedures. Substantial raw material cost savings in certain of the Company's processes have resulted from utilization of material produced in the Company's Brighton, Michigan powder metal facility and the Company's Houston, Texas vacuum remelting facility. At the Company's Houston facility, average manufacturing cycle times have been reduced from approximately 22 weeks to seven weeks, and by applying the techniques learned in Houston, the Company has achieved similar reductions at its Grafton, Massachusetts facility.

     STRATEGY

     The Company intends to strengthen its position in the aerospace market and diversify into new markets by leveraging its manufacturing capabilities and expertise in high performance material. By diversifying its business mix, the Company intends to lessen its reliance on the aerospace industry and mitigate the impact of the cylicality of that industry. The Company intends to achieve its goals through the following initiatives:

     ENHANCE STRATEGIC ALLIANCES WITH CUSTOMERS AND SUPPLIERS. The Company, its customers and its raw material suppliers have formed teams to undertake numerous initiatives to improve quality, to shorten manufacturing cycle times and to reduce costs at each stage of production. Teams from each of the participating companies meet regularly to share information and to develop plans for streamlining the entire supply chain.

     FOCUS ON MORE VALUE-ADDED PRODUCTS. The Company plans to become more involved in the design phases for new components and applications, which the Company believes will enable it to provide more value-added products to its customers. Through these efforts, the Company expects to enhance its position as a leading supplier to its customers and to improve its competitive position.

     DEVELOP NEW APPLICATIONS AND ENTER NEW MARKETS. The Company believes that its expertise in the manufacture of highly specialized metal components with enhanced fatigue and temperature resistant properties gives it the ability to design new applications for existing technologies in its current markets and to utilize existing technologies in new markets. For example, the Company has been able to enter the power generation and energy market where the Company's knowledge of nickel alloys and manufacturing technology utilized for aircraft engines can be applied to manufacture energy efficient, high strength, temperature resistant gas turbines. The Company is applying its casting expertise, particularly in titanium, to new markets such as automotive, marine, sporting goods, power generation, and semiconductor manufacturing. In addition, the Company is expanding its operations internationally, particularly in Russia and the Far East.

     EXPAND THROUGH SELECTIVE ACQUISITIONS AND JOINT VENTURES. The Company intends to pursue selective acquisitions and joint ventures in its core aerospace business and in new areas that enable the Company to leverage its manufacturing expertise and metallurgical skills. The Company believes that its acquisition of Cameron demonstrates its ability to successfully integrate acquired businesses.

     LEVERAGE EXPERTISE WITH LARGER AEROSPACE COMPONENTS. The Company believes that its technological leadership in manufacturing large-scale components and experience in producing and utilizing sophisticated alloys will enable it to capitalize on the industry trend toward widebody aircraft with larger and more sophisticated engines. These aircraft, which include the new Boeing 777, require larger airframe structural parts and their engines require high-purity alloys, both of which are particular strengths of the Company.

     EXPLOIT INTERNATIONAL ALLIANCES AND MARKETS. The Company has increased its purchases of titanium ingot from Salda, a forge company in the Ural Mountains, and is working with Salda to get Salda qualified to produce finished forgings for some of the Company's customers. The Company has opened a representative office in Beijing and is seeking to develop strategic alliances with a leading aerospace forging company and an aerospace casting company with respect to possible joint ventures in China. The Company has also entered into an agreement with Parsan Forge of Istanbul, Turkey for the manufacture of smaller-sized aerospace hammer forgings.


MARKETS AND PRODUCTS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods were as follows (000's omitted, except percentages):

                     YEAR ENDED            YEAR ENDED
                    MAY 31, 1997          MAY 31, 1996
                             % OF                  % OF
                  REVENUE   TOTAL       REVENUE   TOTAL
Aerospace         $475,131     78%      $362,706    73%
Energy              97,117     16         92,991    19
Other               36,494      6         43,927     8
  Total           $608,742    100%      $499,624   100%

                     YEAR ENDED
                    MAY 31, 1995
                             % OF
                  REVENUE   TOTAL
Aerospace         $300,143     76%
Energy              66,892     17
Other               29,604      7
  Total           $396,639    100%


     AEROSPACE PRODUCTS

     AEROSPACE TURBINE PRODUCTS. The Company manufactures components from sophisticated titanium and nickel alloys for jet engines manufactured by GE, Pratt & Whitney, Rolls-Royce and CFM International S.A. Such jet engines are used on substantially all commercial aircraft produced by Boeing, McDonnell Douglas and Airbus. The Company's forged engine parts include fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Cast engine parts include thrust reversers, valves and fuel system parts such as combustion chamber swirl guides. Rotating parts such as fan, compressor and turbine discs must be manufactured to precise quality specifications. The Company believes it is the leading producer of these rotating components such as fan compression and turbine discs for use in turbine aircraft engines. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts produced by the Company to temperatures reaching 1,350 degrees Fahrenheit. Components for such extreme conditions require precision manufacturing and expertise with high-purity titanium and nickel alloys.

     AEROSPACE STRUCTURAL PRODUCTS. The Company's airframe structural components, such as landing gear, bulkheads and wing spars, are used on the entire fleet of airplanes manufactured by Boeing, including the new 777, the McDonnell Douglas MD-11 and the Airbus A330 and A340. In addition, the Company's structural components are used on a number of military aircraft and other defense-related applications including the McDonnell Douglas C-17 transport and the new F-22 air superiority fighter being jointly developed by Lockheed and Boeing. The Company also produces dynamic rotor forgings for helicopters manufactured by Sikorsky.

     Aerospace Structural products include wing spars, engine mounts, struts, landing gear beams, landing gear, wing hinges, wing and tail flaps, housings, and bulkheads. These parts may be made of titanium, steel, aluminum and other alloys, as well as composite materials. Forging is particularly well-suited for airframe parts because of its ability to impart greater strength per unit of weight to metal than other manufacturing processes. Investment casting can produce complex shapes to precise, repeatable dimensions.

     The Company has been a major supplier of the beams that support the main landing gear assemblies on the Boeing 747 for many years and supplies main landing gear beams for the new Boeing 777. The Company forges landing gear and other airframe structural components for the Boeing 737, 747, 757, 767 and 777, the McDonnell Douglas MD-11 and the Airbus A330 and A340. The Company produces structural forgings for the F-15, F-16 and F/A-18 fighter aircraft and the Black Hawk helicopter produced by Sikorsky. The Company also produces large, one-piece bulkheads for Lockheed/Boeing for the F-22 next generation air superiority fighter aircraft.

     ENERGY PRODUCTS

     The Company is a major supplier of extruded seamless thick wall pipe used in critical piping systems in both fossil fuel and nuclear commercial power plants worldwide as well as oil and gas industry applications. The Company believes it is the leading supplier in the U.S. and the U.K. of large diameter, seamless thick wall pipe. The Company produces rotating components, such as discs and spacers, and valves components for land-based steam turbine and gas turbine generators. The Company also manufactures shafts, cases, and compressor and turbine discs for marine gas turbines. The Company believes the energy market provides it with an opportunity to build on its manufacturing capabilities and metallurgical know-how gained from manufacturing products for the aerospace industry.

     The Company produces a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil fueled power plants, cogeneration projects and retrofit and life extension applications. These tubular forged products also have ordnance and other military applications. Aluminum, steel, and titanium products are manufactured at the Company's Houston, Texas forging facility where one of the world's largest vertical extrusion presses extrudes pipe up to 48 inches in diameter and seven inches in wall thickness and bar stock from six to 32 inches in diameter. Lengths of pipe and bar stock vary from ten to 45 feet with a maximum forged weight of 20 tons. Similar equipment and capabilities are in operation at the Company's Livingston, Scotland forging facility. Additionally, the Houston press extrudes powder billets for use in aircraft turbine engine forgings.


     OTHER PRODUCTS

     The Company supplies products to builders of military bombs and missiles. Examples of these products include breech blocks and breech rings for large cannons and forged steel casings for bombs, rockets and expendable launch vehicles. For naval defense applications, the Company supplies components for propulsion systems for nuclear submarine and aircraft carriers as well as pump, valve, structural and non nuclear propulsion forgings.

     The Company also manufactures extruded missile, rocket and bomb cases and supplies extruded products for nuclear submarines and aircraft carriers, including thick wall piping for nuclear propulsion systems, torpedo tubes and catapult launch tubes. The Company also extrudes powders for other alloy powder manufacturers.

     The Company's investment casting operations, which utilize a process of pouring molten metal into a mold, manufacture products for commercial applications such as food processing, semiconductor manufacturing, diesel turbochargers and sporting equipment.

     The Company is actively seeking to identify alternative applications for its capabilities, such as in the automotive and other commercial markets.

CUSTOMERS

     The Company has approximately 275 active customers that purchase forgings, approximately 800 active customers that purchase investment castings and approximately 20 active customers that purchase composite structures. The Company's principal customers are similar across all of these production processes. Five customers accounted for 48%, 47% and 50% of the Company's revenues for the years ended May 31, 1997, 1996 and 1995, respectively. GE and United Technologies (primarily its Pratt & Whitney division and Sikorsky operation) each accounted for 10%, or more, of revenues for the years ended May 31, 1997, 1996 and 1995.

(In thousands, except percentages)
                      YEAR ENDED            YEAR ENDED
                     MAY 31, 1997          MAY 31, 1996
                             % OF                  % OF
                             TOTAL                 TOTAL
                  REVENUE   REVENUE     REVENUE   REVENUE
GE                $156,764     26%      $134,830    27%
United
 Technologies       60,921     10         53,116    11

(In thousands, except percentages)
                      YEAR ENDED
                     MAY 31, 1995
                             % OF
                             TOTAL
                  REVENUE   REVENUE
GE                $101,261     26%
United
  Technologies      58,873     15

     Boeing, McDonnell Douglas and Rolls-Royce are also
significant customers of the Company.   Because of the relatively
small number of customers for some of the Company's principal products, those customers exercise significant influence over the Company's prices and other terms of trade.

    The Company has organized its operations into product groups which focus on specific customers or groups of customers with similar needs. The Company has become actively involved with its aerospace customers through supply chain management initiatives, joint development relationships and cooperative research and development, engineering, quality control, just-in-time inventory control and computerized design programs. This involvement begins with the design of the tooling and processes to manufacture the customer's components to its precise specifications.

MARKETING AND SALES

    The Company markets its products principally through its own sales engineers and makes only limited use of manufacturers' representatives. Substantially all sales are made directly to original equipment manufacturers.

     The Company's sales are not subject to significant seasonal fluctuations.

     A substantial portion of the Company's revenues are derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. The Company has recently increased its efforts to obtain long-term agreements ("LTAs") with customers which contain price adjustments which would compensate the Company for increased raw material costs.

BACKLOG

    The Company's firm backlog includes the sales prices of all undelivered units covered by customers' orders for which the Company has production authorization. The Company's firm backlog in the various markets served by the Company has been as follows:

(000's omitted, except percentages)

                    MAY 31, 1997          MAY 31, 1996
                             % OF                  % OF
                  BACKLOG   TOTAL       BACKLOG   TOTAL
Aerospace         $767,989     86%      $499,103    83%
Energy              99,172     11         66,341    11
Other               28,664      3         32,994     6
  Total           $895,825    100%      $598,438   100%

                    MAY 31, 1995
                             % OF
                  BACKLOG   TOTAL
Aerospace         $382,982     82%
Energy              57,248     12
Other               28,531      6
  Total           $468,761    100%

     At May 31, 1997, approximately $671.6 million of total firm backlog was scheduled to be shipped within one year (compared to $437.0 million at May 31, 1996 and $365.0 million at May 31,
1995) and the remainder in subsequent years. Sales during any period include sales which were not part of backlog at the end of the prior period. Customer orders in firm backlog are subject to rescheduling or termination for customer convenience and as a result of market fluctuations in the commercial aerospace industry. However, in certain cases the Company is entitled to an adjustment in contract amounts. Because of the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.


MANUFACTURING PROCESSES

    The Company employs three manufacturing processes: forging, investment casting and composites production.

     FORGING

     Forging is the process by which desired shapes, metallurgical characteristics, and mechanical properties are imparted to metal by heating and shaping it through pressing or extrusion. The Company forges titanium and steel alloys, as well as high temperature nickel alloys. The Company believes that it is the leading producer of rotating components for use in turbine aircraft engines. These parts are forged from purchased ingots converted to billet in the Company's cogging presses and from alloy metal powders which are produced, consolidated and extruded into billet entirely at the Company's facilities. Forging is conducted in Massachusetts, Texas and Scotland on a number of hydraulic presses with capacities ranging up to 55,000 tons. The Company forges these engine components primarily from alloys of high-temperature nickel alloys.

     The Company manufactures most of its forgings at its facilities in Grafton and Worcester, Massachusetts, Houston, Texas and Livingston, Scotland. The Company also operates an alloy powder metal facility in Brighton, Michigan and vacuum remelting facilities in Houston, Texas and Millbury, Massachusetts which produce steel, nickel and titanium ingots, and a plasma arc melting facility for the production of titanium electrodes and ingots in Millbury, Massachusetts. The Company has seven large closed die hydraulic forging presses rated as follows: 18,000 tons, 35,000 tons and 50,000 tons in Grafton Massachusetts; 20,000 tons, 29,000 tons and 35,000 tons in Houston, Texas and 30,000 tons in Livingston, Scotland. The Company reinstalled the 20,000 multi-ram ton press in Houston at a cost of approximately $6 million and began operating it at the end of fiscal year 1997. The press will substantially increase the Company's forging capacity. The 35,000 ton vertical extrusion press in Houston can also be operated as a 55,000 ton hydraulic forging press. The Company also operates an open die cogging press used to convert ingot into billet rated at 2,000 tons at its Grafton, Massachusetts location and has recently restarted production on a 1,375 ton cogging press in Grafton that had been idled since 1992. The Company produces isothermal forgings on its forging press rated at 8,000 tons at its Worcester, Massachusetts location.

     The Company employs the following forging processes:

     OPEN-DIE FORGING. In this process, the metal is forged between dies that never completely surround the metal, thus allowing the metal to be observed during the process. Typically, open-die forging is used to create relatively simple, preliminary shapes to be further processed by closed die forging.

     CLOSED-DIE FORGING. Closed-die forging involves pressing heated metal into the required shapes and size determined by machined impressions in specially prepared dies which exert three dimensional control on the metal. In hot-die forging, a type of closed-die process, the dies are heated to a temperature approaching the transformation temperature of the materials being forged so as to allow the metal to flow more easily within the die cavity which produces forgings with superior surface conditions, metallurgical structures, tighter tolerances, enhanced repeatability of the part shapes and greater metallurgical control. Both titanium and nickel alloys are forged using this process, in which the dies are heated to a temperature of approximately 1,300 degrees Fahrenheit.

     CONVENTIONAL/MULTI-RAM. The closed-die, multi-ram process featured on the Company's 30,000 and 20,000 ton presses enables the Company to produce extremely complex forgings such as valve bodies with multiple cavities in a single heating and pressing cycle. Dies may be split either on a vertical or a horizontal plane and shaped punches may be operated by side rams, piercing rams, or both. Multi-ram forging enables the Company to produce a wide variety of shapes, sizes, and configurations utilizing less input weight. The process also optimizes grain flow and uniformity of deformation, reduces machining requirements, and minimizes overall costs.

     ISOTHERMAL FORGING. Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. The forged material typically consists of nickel alloy powders. Because of the extreme temperatures necessary for forming these alloys, the dies must be made of refractory metal

(such as molybdenum) so that the die retains its strength and shape during the forging process. Because the dies may oxidize at these elevated temperatures, the forging process is carried on in a vacuum or inert gas atmosphere. The Company's isothermal press also allows it to produce near-net shape components (requiring less machining by the customer) made from titanium alloys, which can be an important competitive advantage in times of high titanium prices. The Company carries on this process in its 8,000-ton isothermal press.

     EXTRUSION. The Company's 35,000 ton vertical extrusion press is one of the largest and most advanced presses in the world. Extrusions are produced for applications in the oil and gas industry, including tension leg platforms, riser systems and production manifolds. The extrusion process is facilitated by manipulators capable of handling work pieces weighing up to 20 tons, rotary hearth furnaces and a 14,000 ton blocking press. It is capable of producing thick wall seamless pipe with outside diameters up to 48 inches and wall thicknesses from 1/2 inch up to seven inches. Solid extrusions can be manufactured from six to 32 inches in diameter. Typical lengths vary from ten to 45 feet. Powder materials can also be compacted and extruded into forging billets utilizing this press. The 30,000 ton press in Scotland has similar extrusion capabilities in addition to its multi-ram forging capabilities.

     TITANIUM AND ALLOY PRODUCTION. The Company operates two vacuum arc remelting ("VAR") furnaces to produce titanium alloy suitable for structural aerospace applications at its Millbury, Massachusetts facility. Titanium produced in this manner is utilized in both the Company's forging and castings operations. The Company's Plasma Arc Melting ("PAM") facility in Millbury is capable of producing high quality titanium ingot and nickel alloy powder. The Company will utilize the PAM primarily to produce titanium electrodes for further processing in its VAR furnaces. During the Company's last fiscal year, the Company increased its rate of production of titanium ingots in Millbury from two to six ingots per week. These ingots are then converted into billets and forged into aerospace structural products at the Company's Grafton, Massachusetts facility.

     The Company's Brighton, Michigan powder metal facility has the capability to atomize, process, and consolidate (by hot isostatic pressing) alloy metal powders for use in aerospace, medical implant, petrochemical, hostile environment oil and gas drilling and production, and other high technology applications. This facility has an annual production capacity of up to 500,000 pounds of alloy powder. After production of the powder, the Company consolidates the metal by extrusion using its 35,000 ton press in Houston, and the extruded billets are then forged into critical jet engine components on the Company's 8,000 ton isothermal press in Worcester, Massachusetts.

     The Company's VAR shop in Houston, Texas has five computer-controlled VAR furnaces which process electrodes up to 42 inches in diameter that weigh up to 40,000 pounds. The Houston VAR furnaces are used to remelt purchased electrodes into high purity alloys for internal use in severe applications. In addition, the VAR furnaces are used for toll melting. These vacuum metallurgy techniques provide consistently high levels of purity, low gas content, and precise control over the solidification process. This minimizes segregation in complex alloys and results in improved mechanical properties, as well as hot and cold workability.

     The Company has entered into a joint venture with Pratt & Whitney and certain Australian investors to produce nickel-based alloy ingots in Perth, Australia. The Company utilizes these ingots as raw materials for its forging and casting products.

     SUPPORT OPERATIONS. The Company manufactures some of its own forging dies out of high-strength steel and molybdenum. These dies can weigh in excess of 100 tons and can be up to 25 feet in length. In manufacturing its dies, the Company utilizes its customers' drawings and engineers the dies using CAD/CAM equipment and sophisticated metal flow computer models that simulate metal flow during the forging process. This activity improves die design and process control and permits the Company to enhance the metallurgical characteristics of the forging.

     The Company also has at its three major forging locations machine shops with computer aided profiling equipment, vertical turret lathes and other equipment that it employs to rough machine products to a shape allowing inspection of the products. The Company also operates rotary and car-bottom furnaces for heat treatment to enhance the performance characteristics of the forgings. These furnaces have sufficient capacity to handle all the Company's forged products. The Company subjects its products to extensive quality inspection and contract qualification procedures involving zyglo, chemical etching, ultrasonic, red dye, hardness, and electrical conductivity testing facilities.

     TESTING. Because the Company's products are for high performance end uses, rigorous testing is necessary and is performed internally by Company engineers. Throughout the manufacturing process, numerous tests and inspections are performed to insure the final quality of each product;
statistical process control techniques are also applied throughout the entire manufacturing process.

     INVESTMENT CASTINGS

     The Company's investment castings operations use modern, automated, high-volume production equipment and both air-melt and vacuum-melt furnaces to produce a wide variety of complex investment castings. Castings are made of a range of metal alloys including steel, aluminum, nickel, titanium and magnesium.

     The Company's castings operations are conducted in facilities located in Connecticut, New Hampshire, Nevada and California. These plants house air and vacuum-melt furnaces, wax injection machines and investment dipping tanks. Because of the growth in demand for the Company's high quality titanium castings, the Company has restarted its Franklin, New Hampshire facility. The Company has installed a new state-of-the-art titanium melting furnace in the Franklin plant where it intends to consolidate its titanium castings operations. Additionally, the Company has expanded its facilities in San Leandro, California and Carson City, Nevada for the production of castings.

     The Company produces its investment castings by the "lost wax" process, a method developed in China over 5,000 years ago. The initial step in producing investing castings is to create a wax form of the ultimate metal part by injecting molten wax into an aluminum mold, known as a "tool." These tools are produced to the specifications of the customer and are primarily purchased from outside die makers, although the Company maintains internal tool-making capabilities. The wax patterns are then mechanically coated with a ceramic slurry in a process known as investment. This forms a ceramic shell which is subsequently air-dried and hardened under controlled environmental conditions. Next, the wax inside this shell is melted and removed in a high temperature steam autoclave and the molten wax is recycled. In the next, or foundry, stage metal is melted in an electric furnace in either an air or vacuum environment and poured into the ceramic shell. After cooling, the ceramic shells are removed by vibration, chipping or various types of water or air blasting. The metal parts are then cleaned in a high temperature caustic bath, followed by water rinsing. In the finishing stage, the castings are finished by grinding and polishing to remove excess metal. The final product then undergoes a lengthy series of testing (radiography, fluorescent penetrant, magnetic particle and dimensional) to ensure quality and consistency.

     COMPOSITES

     The Company's composites operation, Scaled Composites, Inc., plans, designs, fabricates and tests composite airframe structures made by layering carbon graphite and other fibers with epoxy resins for the aerospace market. The Company is currently constructing a 120,000 square foot facility in Montrose, Colorado to manufacture airplane components designed by Scaled Composites, Inc. The Company expects to commence operations at this facility in the fall of 1997.


OPERATING FACILITIES

     The following table sets forth certain information with respect to the Company's operating facilities at May 31, 1997, all of which are owned. The Company believes that its operating facilities are well-maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs. On average during the Company's fiscal year 1997, the Company's forging, investment castings and composites facilities were operating at approximately 80%, 75% and 100% of their total productive capacity, respectively.

                          APPROX.
                          SQUARE
      LOCATION            FOOTAGE          PRIMARY FUNCTION
Brighton, Michigan          34,500      Alloy Powder Production
Grafton, Massachusetts      85,420      Administrative Offices
Grafton, Massachusetts     843,200      Forging
Houston, Texas           1,283,800      Forging
Livingston, Scotland       405,200      Forging
Millbury, Massachusetts    104,125      Research and Development,
                                         Metals Production
Worcester, Massachusetts    22,300      Forging
Carson City, Nevada         55,000      Casting
Franklin, New Hampshire     43,200      Casting
Groton, Connecticut
  (2 plants)               162,550      Casting
San Leandro, California     60,000      Casting
Tilton, New Hampshire       94,000      Casting
Mojave, California          67,000      Composites
Montrose, Colorado         120,000      Composites
                                          (under construction)

RAW MATERIALS

     Raw materials used by the Company in its forgings and castings include titanium, nickel, steel, aluminum, magnesium and other metallic alloys. The composites operation uses high strength fibers such as fiberglass or graphite, as well as materials such as foam and epoxy, to fabricate composite structures. The major portion of metal requirements for forged and cast products are purchased from major metal suppliers producing forging and casting quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials. The Company satisfies some of its titanium requirements internally by producing titanium alloy ingots from titanium scrap and "sponge". The Company's powder metal facility in Brighton, Michigan produces nickel alloy powder and high quality titanium ingots. In addition the Company is a participant a joint venture in Australia to produce nickel alloy ingots, and the Company utilizes a portion of the output of the joint venture for its own use.

     The titanium and nickel alloys utilized by the Company have a relatively high dollar value. Accordingly, the Company attempts to recover and recycle scrap materials such as machine turnings, forging flash, scrapped forgings, test pieces and casting sprues, risers and gates.

     In the event of customer cancellation, the Company may, under certain circumstances, obtain reimbursement from the customer if the material cannot be diverted to other uses. Costs of material already on hand, along with any conversion costs incurred, are generally billed to the customer unless transferable to another order. As demand for the Company's products grew during recent fiscal years, and prices of raw materials have risen, the Company has experienced raw material shortages and production delays. Material shortages have had a negative impact on overall revenues. The Company's most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Special Metals Corporation, Teledyne Allvac Corporation, and Carpenter Technologies Corporation. Its principal suppliers of titanium alloys are Titanium Metals Corporation, Oregon Metallurgical Corp., and Reactive Metals, Inc. Each of these suppliers has experienced increases in the market prices of the elements (e.g., nickel, titanium, cobalt), that they use in fabricating their products. Because the Company's suppliers generally have alternative markets for their products where they may have greater ability to increase their prices, production has in some cases been diverted to alternative markets. As a result, the Company's lead time for deliveries from its suppliers has expanded from 20 weeks to 50 weeks or more in the case of both titanium and nickel. The Company has sought price increases and other financial considerations from its customers which would permit it to increase the price it pays to suppliers, is producing a greater amount of its requirements in its own facilities, particularly titanium ingots from its Millbury, Massachusetts facility, and has developed alternative sources of supply such as from the Republics formerly comprising the Soviet Union. In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which should reduce the overall lead times.

     The Company's results of operations are affected by significant fluctuations in the prices of raw materials used by the Company. Many of the Company's customer contracts have fixed prices for extended time periods and do not provide complete price adjustments for changes in the prices of raw materials such as metals. The Company attempts to reduce its risk with respect to its customer contracts by procuring long-term contracts with suppliers of metal alloys, but the Company's supply contracts typically do not completely insulate the Company from fluctuations in the prices of raw materials. During periods of high demand, such as the current one, when both the Company and its suppliers of metal alloys are operating at close to full capacity, the Company is also exposed to shortages of and delays in the delivery of raw materials. When required raw materials are not delivered at the anticipated time, the Company is required to rearrange its production cycle, which causes loss of efficiency. During the current upturn in the aerospace cycle the Company's ability to satisfy its customers' delivery requirements has been adversely affected by a general lengthening of the delivery times for its principal raw materials, nickel and titanium alloys, and a decline in the reliability of suppliers' delivery schedules. Accordingly, the portion of the Company's backlog consisting of products past their delivery due date has been increasing. Significant increases in the prices or scarcity of supply of raw materials used by the Company may have an adverse impact on the Company's results of operations.

ENERGY USAGE

     The Company is a large consumer of energy. Energy is required primarily for heating metals to be forged and melting metals to be cast, melting of ingots, heat-treating products after forging and casting, operating forging presses, melting furnaces, die-sinking, mechanical manipulation and pollution control equipment and space heating. The Company uses natural gas, oil and electricity in varying amounts at its manufacturing facilities. Supplies of natural gas, oil and electricity have been sufficient and there is no anticipated shortage for the future.

EMPLOYEES

     As of May 31, 1997, the Company had approximately 3,650 employees of whom 910 were executive, administrative, engineering, research, sales and clerical and 2,740 were production and craft. Approximately 50% of the production and craft employees, consisting of employees in the forging
business, are represented by unions.   The Company has entered
into collective bargaining agreements with these union employees as follows:

                   NUMBER OF
                   EMPLOYEES
                   COVERED BY
                   BARGAINING   INITIATION      EXPIRATION
      LOCATION     AGREEMENTS      DATE            DATE
Grafton, Millbury
  and Worcester,
  Massachusetts        486    April 6, 1997    March 24, 2002
Houston, Texas         589    August 7, 1995   August 9, 1998
                        37    August 7, 1995   September 27, 1998
Livingston, Scotland   189    December 1, 1995 November 30, 1998
                        75    February 1, 1996 January 31, 1999
Total                1,376

     The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage, or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.

RESEARCH AND PATENTS

     The Company maintains research and development departments at both Millbury, Massachusetts and Houston, Texas which are engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forging and casting materials and processes. The Company's composites operation conducts research and development related to aerospace composite structures at the

Mojave, California facility. The Company spent approximately $2.9 million, $1.6 million, and $2.2 million on applied research and development work during the years ended May 31, 1997, 1996 and 1995, respectively. Although the Company owns patents covering certain of its processes, the Company does not consider that these patents are of material importance to the Company's business as a whole. Most of the Company's products are manufactured to customer specifications and, consequently, the Company has few proprietary products.

COMPETITION

     Most of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. Competition in each of the Company's current product markets is cyclical, intensifying during upturns and lessening during downturns, but such cyclicality of competition is especially present in aerospace structural products markets because of the cyclical nature of the commercial and defense aerospace industries. In the aerospace turbine products market, the Company's largest competitors are Ladish Co., Inc., Fortech and Thyssen. In the aerospace structural products market, Alcoa Corporation and Schultz are the Company's largest competitors. In the power generation and energy products market, the Company faces mostly international competition from Mannesmann and Sumitomo, among others. In the aerospace castings products market, Howmet and Precision Castparts are the Company's largest competitors.

     In the future, the Company may face increased competition from international companies which currently have the required manufacturing capabilities, but may lack sufficient technological or financial resources, and may be hampered by lower productivity. International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where "offset" or "local content" requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. Competitive advantages are afforded to those with high quality products, low cost manufacturing, excellent customer service and delivery and engineering and production expertise. The Company believes that it has strength in these areas, but there can be no assurance that the Company can maintain its share of the market for any of its products.

ENVIRONMENTAL REGULATIONS

     The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. As of May 31, 1997, aggregate environmental reserves amounted to $16.2 million and have been provided for expected cleanup expenses estimated between $6.0 million and $7.0 million upon the eventual sale of the Worcester facility, certain environmental issues at Cameron amounting to approximately $3.5 million and the exposures noted in the following paragraphs, which include certain capitalizable amounts for environmental management and remediation projects.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totaling $20.8 million for environmental management and remediation at that site during the period 1982 through 1999, of which $5.5 million remained as of May 31, 1997. These expenditures will not resolve the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at $3.5 million, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site.

     The Company's Grafton facility was formerly included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan ("SDMP") for low-level radioactive waste as the result of the disposal of magnesium thorium alloys at the facility in the 1960s and early 1970s under license from the Atomic Energy Commission. On March 31, 1997, the NRC informed the Company that jurisdiction for the Grafton site had been transferred to the Commonwealth of Massachusetts Department of Public Health and that the Grafton facility had been removed from the SDMP. Although it is unknown what specific disposal requirements may be placed on the Company by the Massachusetts Department of Public Health, the Company believes that a reserve of $1.5 million recorded on its books is sufficient to cover all costs.

     The Company, together with numerous other parties, has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites:
Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; the Gemme/Fournier site, Leicester, Massachusetts; and the Salco, Inc. site, Monroe, Michigan. The Company believes that any liability it may incur with respect to these sites will not be material.

     At the Gemme/Fournier site, a proposed agreement would allocate 33% of the cleanup costs to the Company. In September 1995, a consulting firm retained by the PRP group made a preliminary remediation cost estimate of $1.4 million to $2.8 million. The Company's insurance company is defending the Company's interests, and the Company believes that any recovery against the Company would be offset by recovery of insurance proceeds.

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

LEGAL PROCEEDINGS

     In addition to the matters disclosed below, at May 31, 1997, the Company was involved in certain legal proceedings arising in the normal course of its business. The Company believes the outcome of these matters will not have a material adverse effect on the Company.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company. The accident occurred while a crew of ten men was performing maintenance on the accumulator system that supplies hydraulic power for WGFI's 35,000 ton press. The maintenance required that the system be completely depressurized which the crew believed to be the case. However, subsequent examination has shown that a valve on one of the pressure vessels was closed thereby containing pressure in
that vessel.   The crew was in the process of removing the bolts
on the vessel when the few remaining bolts could no longer hold the pressure and the lid was blown off, killing eight crew members and seriously injuring two others.

     Although no lawsuits have yet been filed, the injured workers and the decedents' families have all retained attorneys to represent them in the matter and who have notified the Company that they intend to assert claims against the Company on behalf of their clients. The Company is cooperating with such attorneys by providing them information and allowing them and their experts access to Company facilities. In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers Compensation Act. WGFI, the employer of the deceased employees, has workers compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision does not extend to WGFI's parent corporation, Wyman-Gordon Company. Therefore, if lawsuits on behalf of the victims in the Houston accident are brought against Wyman-Gordon Company and if the evidence supports a finding that Wyman-Gordon Company acted negligently in its supervision of WGFI and such negligence had a causal connection with the accident, the plaintiffs would be able to recover damages, both compensatory and punitive, if applicable, against the parent company even in the absence of gross negligence. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident.

     It is not possible at this time to anticipate whether WGFI or Wyman-Gordon Company could be held liable in connection with the accident and, if so, to estimate the amount of damages that could be awarded. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million. WGFI has tendered the defense of the various claims to the Company's insurance carriers. There can be no assurance that the full insurance coverage will be available or that the Company's ultimate liability resulting from the accident will not exceed available insurance coverage by an amount which could be material to the Company's financial condition or results of operations.

     Following the accident, the Occupational Safety and Health Administration ("OSHA") conducted an investigation of the accident. On June 18, 1997, OSHA issued a Citation and Notification of Penalty describing violations of the Occupational Safety and Health Act of 1970. OSHA's principal allegations were that (i) WGFI had not complied with the OSHA standard on specific lockout/tagout procedures for the 35,000 ton press and appurtenant equipment, (ii) WGFI failed to train each authorized employee in lockout/tagout procedures, and (iii) there were design flaws in the equipment. Although the Company disagrees with the OSHA findings, on June 18, 1997, WGFI entered into an Informal Settlement with OSHA in order to avoid the cost and burden of litigation and to resolve disputed claims arising from OSHA's inspection. Pursuant to the Informal Settlement, WGFI paid $1.8 million in settlement of the OSHA Citation and agreed not to contest the Citation. Under the terms of the Informal Settlement, WGFI agreed to (i) develop and implement a comprehensive, ongoing energy control program in compliance with the OSHA lockout/tagout standard, (ii) train its employees in safety procedures, (iii) communicate to and involve its employees in the implementation of the Informal Settlement, (iv) retain an independent safety professional to perform a comprehensive safety and health audit, and (v) adhere to the Secretary of Labor's Voluntary Guidelines for Safety and Health Management Program at its plants in Houston and Brighton, Michigan. In addition, the

Company agreed to make certain terms of the Informal Settlement applicable to its forging plants in Massachusetts. WGFI also agreed with the International Association of Machinists to strengthen the Joint Management Labor Safety Committee in Houston and to conduct joint employee safety training.

     The costs of the accident through May 31, 1997 were approximately $11.9 million, including substantial property damage at the Houston facility and costs of business interruption as a result of the 35,000 ton press having been out of operation until the first week of March 1997. The Company has recovered $6.9 million under property damage and business interruption insurance policies it maintains leaving approximately $5.0 million of costs that were recorded in fiscal year 1997.


MANAGEMENT

     The executive officers of the Company are as follows:

     NAME                AGE                 POSITION
John M. Nelson           65     Chairman of the Board
David P. Gruber          55     President, Chief Executive
                                  Officer and Director
Andrew C. Genor          54     Vice President, Chief Financial
                                  Officer and Treasurer
Sanjay N. Shah           46     Vice President, Corporate
                                  Strategy Planning and Business
                                  Development
J. Douglas Whelan        57     President, Forging Division
Wallace F. Whitney, Jr.  54     Vice President, General Counsel
                                  and Clerk
Frank J. Zugel           52     President, Investment Castings
                                  Division

     John M. Nelson was elected Chairman of the Company in May 1994 having previously served as the Company's Chairman of the Board and Chief Executive Officer since May 1991. Prior to that time, he served for many years in a series of executive positions with Norton Company, a manufacturer of abrasives and ceramics based in Worcester, Massachusetts, and was Norton's Chairman and Chief Executive Officer from 1988 to 1990 and its President and Chief Operating Officer from 1986 to 1988. Mr. Nelson is also Chairman of the Board of Directors of the TJX Companies, Inc., a Director of Brown & Sharpe Manufacturing Company, Cambridge Biotechnology, Inc., Commerce Holdings, Inc. and Stocker & Yale, Inc. He is also Chairman of the Board of Trustees of Worcester Polytechnic Institute and Vice President of the Worcester Art Museum. Mr. Nelson will retire as Chairman at the 1997 Annual Meeting of Stockholders.

     David P. Gruber was elected President and Chief Executive Officer of the Company in May 1994 having previously served as President and Chief Operating Officer since October 1991. Prior to joining the Company, Mr. Gruber served as Vice President, Advanced Ceramics, of Compagnie de Saint Gobain (which acquired Norton Company in 1990), a position he held with Norton Company since 1987. Mr. Gruber previously held various executive and research positions with Norton Company since 1978. He is a Trustee of the Manufacturers' Alliance for Productivity and Innovation, and is a member of the Mechanical Engineering Advisory Committee of Worcester Polytechnic Institute. Mr. Gruber will become Chairman and Chief Executive Officer at the 1997 Annual Meeting of Stockholders.

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

     J. Douglas Whelan joined the Company in March 1994 and was elected President, Forgings in May 1994. Prior to joining the Company he had served for a short time as the President of Ladish Co., Inc., a forging Company in Cudahy, Wisconsin, and prior thereto had been Vice President, Operations of Cameron with which company and its predecessors he had been employed since 1965 in various executive capacities. Mr. Whelan is Director of SIFCO Industries, Inc. Mr. Whelan will become President and Chief Operating Officer at the 1997 Annual Meeting of Stockholders.

     Wallace F. Whitney, Jr. joined the Company in 1991. Prior to that time, he had been Vice President, General Counsel and Secretary of Norton Company since 1988, where he had been employed in various legal capacities since 1973.

     Frank J. Zugel joined the Company in June 1993 when he was elected Vice President-General Manager Investment Castings.
Prior to that time, he had served as President of Stainless Steel Products, Inc., a metal fabricator for aerospace applications, since 1992 and before then as Vice President of Pacific Scientific Company, a supplier of components to the aerospace industry, since 1988.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1997.

                                  PART II





ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Wyman-Gordon Company's common stock, par value $1.00 per share, is traded in the over-the-counter market and prices of its common stock appear daily in the Nasdaq National Market Quotation System. The table below lists the quarterly price range per share for the years ended May 31, 1997 and 1996. The quarterly price range per share is based on the high and low sales prices. The Company has not paid dividends since the fourth quarter of 1991. At May 31, 1997 there were approximately 1,603 holders of record of the Company's common stock.

                      YEAR ENDED           YEAR ENDED
                     MAY 31, 1997         MAY 31, 1996
                    HIGH      LOW       HIGH       LOW
First quarter     $21 1/4   $15 3/8     $13 3/8   $10 3/8
Second quarter     24 3/8    19 5/8      15 1/8    12 3/8
Third quarter      23 3/8    17 7/8      18 3/4    13
Fourth quarter     23 11/16  18 1/8      18 3/4    15 7/8

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of Wyman-Gordon Company. The selected financial data in the table are derived from the consolidated financial statements of Wyman-Gordon Company. The data should be read in conjunction with the consolidated financial statements, related notes, other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                       YEAR      YEAR      YEAR
                                      ENDED     ENDED     ENDED
                                    MAY 31,   MAY 31,   MAY 31,
                                       1997      1996      1995
(000's omitted, except per-share amounts)
STATEMENT OF INCOME DATA(3):
Revenues                           $608,742  $499,624  $396,639
Gross profit                         97,634    78,132    49,388
Other charges (credits)(4)           23,083     2,717      (710)
Income (loss) from operations        30,322    37,699    13,718
Net income (loss)(5)                 50,023    25,234     1,039

PER SHARE DATA:
Income (loss) per share before
  cumulative effect of changes
  in accounting principles         $   1.36  $   0.70  $   0.03
Net income (loss) per share(5)         1.36      0.70      0.03
Dividends paid per share                  -         -         -
Shares used to compute
  income (loss) per share            36,879    36,128    35,148

BALANCE SHEET DATA
  (at end of period)(3):
Working capital                    $166,205  $116,534  $ 93,062
Total assets                        454,371   375,890   369,064
Long-term debt                       96,154    90,231    90,308
Stockholders' equity                164,398   109,943    80,855

OTHER DATA:
Order backlog (at end of period)   $895,825  $598,438  $468,721
EBITDA(6)                            79,064    56,651    29,478

                                       YEAR      YEAR      YEAR
                                      ENDED     ENDED     ENDED
                                    MAY 31,  DEC. 31,  DEC. 31,
                                    1994(1)   1993(2)      1992
                                 (Unaudited)
(000's omitted, except per-share amounts)
STATEMENT OF OPERATIONS DATA(3):
Revenues                           $224,694  $239,761  $298,881
Gross profit                          6,878    20,673    55,590
Other charges (credits)(4)           35,003     2,453         -
Income (loss) from operations       (63,657)   (8,428)   27,275
Net income (loss)(5)                (72,403)  (60,004)   21,795

PER SHARE DATA:
Income (loss) per share before
  cumulative effect of changes
  in accounting principles         $  (4.02) $  (0.95) $   0.03
Net income (loss) per share(5)        (4.02)    (3.34)     0.03
Dividends paid per share                  -         -         -
Shares used to compute
  income (loss) per share            17,992    17,965    18,078

BALANCE SHEET DATA
  (at end of period)(3):
Working capital                    $ 91,688  $ 90,685  $ 96,057
Total assets                        394,747   286,634   295,156
Long-term debt                       90,385    90,461    70,538
Stockholders' equity                 72,483    88,349   149,516

OTHER DATA:
Order backlog (at end of period)   $389,407  $256,259  $309,679
EBITDA(6)                           (10,377)   11,841    45,191

[FN]
(1) On May 24,1994, the Company's Board of Directors voted to change the Company's fiscal year end from one which ended on December 31 to the Saturday nearest to May 31. For financial reporting purposes, the year end is stated as May
     31. The Statement of Operations Data for the year ended May 31, 1994 is unaudited.

     The following table set forth Summary Consolidated Statement of Operations Data, which as been derived from the Company's audited financial statements, for the five months ended May
     31, 1994 (000's omitted, except per share amounts):

          Revenue                            $ 86,976
          Gross profit                         (4,931)
          Other charges (credits) and
            environmental charges              32,550
          Income (loss) from operations       (55,805)
          Net income (loss)                   (61,370)
          Per share data:
            Net income (loss) per share      $  (3.32)
            Dividends paid per share                -

(2)  Including Cameron's financial results for the year ended
     December 31, 1993, the Company's pro forma unaudited revenues, loss before the cumulative effect of changes in accounting principles and net loss would have been $389,300,000, $(39,300,000) and $(82,300,000), respectively.

(3) On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. The Selected Consolidated Financial Data include the accounts of Cameron from the date of the acquisition. Cameron's operating results from May 26, 1994 to May 31, 1994 are not material to the consolidated statement of operations for the year and five month period ended May 31, 1994.

(4) In November 1993, the Company sold substantially all of the net assets and business operations of Wyman-Gordon
     Composites, Inc. and recorded a non-cash charge on the sale of $2,500,000.

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

[FN]
     During the year ended May 31, 1997, the Company recorded other charges of $23,100,000 which included $4,600,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility, $3,400,000 to the write-off and disposal of certain forging equipment, $2,300,000 to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations, $1,200,000 to consolidate the titanium castings operations, $2,500,000 to reduce the carrying value of the Australian joint venture, $5,700,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies, $1,900,000 to reduce the carrying value of a building held for sale and $250,000 to reduce the carrying value of other assets.

     Other charges (credits) in the year ended May 31, 1997 also included a charge of $1,200,000, net of insurance recovery of $6,900,000, related to the accident at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. in December 1996.

(5) Includes a charge of $43,000,000 or $2.39 per share in fiscal year 1993 relating to the Company's adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS 106") and SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 106 requires postretirement benefit obligations to be accounted for on an accrual basis rather than the "expense as incurred" basis formerly used. The Company elected to recognize the cumulative effect of these accounting changes in the year ended December 31, 1993.

     In the year ended May 31, 1997, net tax benefits of $25,680,00 were recognized including a refund of prior years' income taxes amounting to $19,680,000, plus interest of $3,484,000, and $6,500,000 related to the expected realization of NOLs in future years and $10,250,000 related to current NOLs benefit offsetting $10,750,000 of current income tax expense. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under the applicable provisions of Internal Revenue Code
     Section 172(f).

(6) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, other charges (credits) and changes in accounting principles. EBITDA is presented because it may be used as one indicator of a company's ability to service debt. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1997 ("FISCAL YEAR 1997") COMPARED TO YEAR
ENDED MAY 31, 1996 ("FISCAL YEAR 1996")

     The Company's revenue increased 21.8% to $608.7 million in fiscal year 1997 from $499.6 million in fiscal year 1996 as a result of higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during fiscal year 1997 as compared to fiscal year 1996 are reflected by market as follows: a $112.4 million (31.0%) increase in aerospace, a $4.1 million (4.4%) increase in energy and a $7.4 million (16.9%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. Although there were higher extruded pipe shipments to energy customers for fiscal 1997, the shipments to energy customers were impacted by the 10 week shutdown of the 35,000 ton vertical extrusion press in Houston due to the industrial accident at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. The cause of the decrease in other markets is primarily due to the decline in the titanium head golf club business because of oversupply, cost disadvantages and decreased demand. Revenues in fiscal year 1996 and, to a lesser extent, in fiscal year 1997, were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The Company believes that the increase in order activity reflects a continued increase in spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's backlog increased to $895.8 million at May 31, 1997 from $598.4 million at May 31, 1996. This increase resulted from the following factors:

1. Higher build rates of the Company's engine and airframe customers,

2. Higher prices for the Company's aerospace products, particularly as reflected in the new long-term agreements
     ("LTAs") which went into effect on January 1, 1997, and

3. An increase in overdue orders to customer delivery dates as a result of shipping delays at the Company due to capacity constraints and raw material unavailability.

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, that prices will moderate and that capacity additions installed by the Company and its suppliers will enable the Company to meet its customer demands in a more timely fashion. Of the Company's total current backlog, $671.6 million is shippable in the next twelve months. Because of the additional production capacity that the Company and its suppliers are installing, the Company believes that it will be able to fulfill those twelve month requirements.

     The Company's gross margins were 16.0% in fiscal year 1997 as compared to 15.6% in fiscal year 1996. The improvement in gross margins resulted from higher production volumes, continued emphasis on cost reductions, productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility and continuing realization of cost reductions from synergies associated with the integration of Cameron in fiscal year 1996 and fiscal year 1997. The Company believes that the improvements in gross margin would have been greater except that the Company incurred higher raw material costs which could not be passed on to customers as a result of the then existing LTAs with its customers. Beginning in the second half of fiscal year 1996, higher demand required the Company to purchase certain raw materials under terms not covered by LTAs with its vendors. The current rebound in demand for many of these raw materials, especially nickel and titanium, resulted in significant market price increases which negatively affected the Company's gross margins. The Company began to see pricing relief for its products in early calendar 1997 when certain LTAs that the Company negotiated with its customers went into effect allowing the Company to pass some raw material price increases on to its customers.

     Gross margins in fiscal year 1997 were also negatively impacted by price and demand declines within the titanium golf club head business because of oversupply, cost disadvantages and decreased demand.

     Gross margin was negatively impacted by a LIFO charge of $1.6 million in fiscal year 1997 as compared to a favorable impact by a LIFO credit of $4.9 million in fiscal year 1996.

     Selling, general and administrative expenses increased 17.3% to $44.2 million during fiscal year 1997 from $37.7 million during fiscal year 1996. Selling, general and administrative expenses as a percentage of revenues improved to 7.3% in fiscal year 1997 from 7.6% in fiscal year 1996. The improvement as a percent of revenues is the result of higher revenues.

     During fiscal year 1997, the Company recorded other charges of $23.1 million. Such other charges include $4.6 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility, $3.4 million to write-off and dispose of certain Forging equipment, $2.3 million to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations, $1.2 million to consolidate the titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture, $5.7 million to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies, $1.2 million of costs, net of insurance recovery of $6.9 million, related to the Houston accident and $1.9 million to reduce the carrying value of the Jackson, Michigan facility being held for sale.

     As of May 31, 1997, the Company had fully written-off its investment in the Australian joint venture. However, in the future, the Company may make additional capital contributions to the Australian joint venture to satisfy its cash or other requirements and may be required to recognize its share of any additional losses or may write-off such additional capital contributions.

     During fiscal year 1996, the Company provided $1.9 million in order to recognize its 25.0% share of the net losses of its Australian joint venture and to reserve for amounts loaned to the Australian joint venture during fiscal year 1996 and to provide for expenditures for an investment in an additional joint venture. Additionally, other charges (credits) includes a charge of $0.8 million in fiscal year 1996 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

     Interest expense was $10.8 million in fiscal year 1997 and $11.3 million in fiscal year 1996. The decrease results from lower borrowings outstanding under the Company's U.K. Credit
Agreement.

     Miscellaneous, net was income of $4.8 million in fiscal year 1997 as compared to an expense of $1.2 million in fiscal year 1996. Miscellaneous, net in fiscal year 1997 includes interest income on the refund of prior years' income taxes amounting to $3.5 million and a $2.0 million gain on the sale of fixed assets. Miscellaneous, net in fiscal year 1996 includes a $0.3 million gain on the sale of marketable securities.

     Net tax benefits of $25.7 million were recognized in fiscal year 1997 including a refund of prior years' income taxes amounting to $19.7 million and $6.5 million related to the expected realization of NOLs in the future years and $10.3 million related to current NOLs benefit offsetting $10.8 million of current income tax expense. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under applicable provisions of Internal Revenue Code Section 172(f). There was no provision or benefit recorded for income taxes in fiscal year 1996.

     The Company expects that in the year ended May 31, 1998, income tax provisions will approximate statutory rates subject to utilization of state NOLs.

     Net income was $50.0 million, or $1.36 per share, in fiscal year 1997 and $25.2 million, or $.70 per share in fiscal year
1996. The $24.8 million improvement results from the items described above.

YEAR ENDED MAY 31, 1996 ("FISCAL YEAR 1996") COMPARED TO YEAR
ENDED MAY 31, 1995 ("FISCAL YEAR 1995")

     The Company's revenues increased 26.0% to $499.6 million in fiscal year 1996 from $396.6 million in fiscal year 1995 due to higher sales volume in the Company's aerospace, energy and other markets. These sales volume increases during fiscal year 1996 as compared to fiscal year 1995 are reflected by market as follows:

a $62.6 million (20.8%) increase in aerospace, a $26.1 million (39.0%) increase in energy and a $14.3 million (48.4%) increase in other. The cause of the strength in these markets was higher demands for spares from aerospace engine prime contractors and higher extruded pipe shipments to energy customers. Revenues in fiscal year 1995 and, to a lesser extent, in fiscal year 1996 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The revenue increases mentioned above occurred while the Company's backlog grew to $598.4 million at May 31, 1996 from $468.8 million at May 31, 1995. The Company believes that the higher order activity reflected continued higher spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

     The Company's gross margins were 15.6% in fiscal year 1996, as compared to 12.5% in fiscal year 1995. The Company believes that this improvement resulted from higher production volumes and productivity gains resulting from the Company's efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts facility. Additionally, the Company believes that continuing realization of cost reductions from synergies associated with the integration of Cameron also contributed to this higher ratio. These favorable trends were offset somewhat by production delays resulting from the raw material shortages experienced during fiscal years 1995 and 1996. Additionally, in the second half of fiscal year 1996, the higher spares demand referred to above required the Company to purchase certain raw materials under terms not covered by LTAs with its vendors. The Company simultaneously entered into supply (customer) and purchase (vendor) LTAs in order to minimize its raw material price exposure to an anticipated volume level. To the extent that the demand was greater than anticipated by the LTAs, the Company was required to purchase raw materials at market prices. The rebound in demand for many of these raw materials, especially nickel and titanium, resulted in significant price increases by the Company's vendors which negatively affected the Company's gross margins.

     Gross margins benefited from LIFO credits of $4.9 million in fiscal year 1996 as compared to $6.2 million in fiscal year 1995.

     Selling, general and administrative expenses increased 3.7% to $37.7 million in fiscal year 1996 from $36.4 million in fiscal year 1995. Selling, general and administrative expenses improved as a percentage of revenues to 7.6% in fiscal year 1996 from 9.2% in fiscal year 1995. The improvement as a percent of revenues was the result of general company-wide cost containment efforts, cost reductions associated with the integration of Cameron with the Company's forgings operations, and higher revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $21.8 million to $51.9 million at May 31, 1997 from $30.1 million at May 31, 1996 resulted primarily from cash provided by operating activities of $48.0 million, issuance of common stock of $7.3 million, and issuance of new debt of $6.0 million offset by capital expenditures and other investing activities of $34.5 million and the repurchase of common stock of $4.9 million.

     The increase in the Company's working capital of $49.7 million to $166.2 million as of May 31, 1997 from $116.5 million as of May 31, 1996 resulted primarily from net income of $50.0 million, a decrease in other assets of $8.7 million, an increase in deferred income tax benefit of $6.5 million, a decrease in intangible assets of $0.6 million, net proceeds from the issuance of Common Stock of $7.3 million, other changes in stockholders' equity of $2.0 million, an increase in long-term debt of $6.0 million, and a decrease in long-term benefit liabilities of $2.0 million, offset by net increases in fixed assets of $15.4 million, a decrease in deferred taxes and other of $2.7 million, a decrease in long-term restructuring, integration, disposal and environmental of $0.1 million, and the repurchase of common stock of $4.9 million.

     Earnings before interest, taxes, depreciation, amortization, other charges (credits) and changes in accounting principles ("EBITDA") increased $22.4 million to $79.1 million in fiscal year 1997 from $56.7 million in fiscal year 1996. This increase reflects higher profitability.

     In fiscal year 1997, the Company recorded other charges of $23.1 million, of which $15.5 million was non-cash and $7.6 million requires the use of cash. Cash spent for these activities through May 31, 1997 includes $1.2 million, net of insurance recovery of $6.9 million, related to the Houston accident, $0.2 million to pay severance, and $0.7 million to dispose of certain assets of the Company's titanium casting operations. Cash requirements for fiscal year ending May 31, 1998 include $2.0 million to pay severance and other employee costs, $1.2 million to consolidate the titanium casting operations, and $2.0 million to dispose of certain equipment.

     As of May 31, 1997, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $2.1 million of which the Company expects to spend $0.7 million in fiscal year 1998 and $1.4 million thereafter.

     The Company spent $0.5 million in fiscal year 1997 for non-capitalizable environmental projects and has a reserve with respect to environmental matters, the balance of which is $16.2 million, of which it expects to expend $0.9 million in fiscal year 1998 and the remainder in future periods on non-capitalizable environmental activities.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. In fiscal year 1997, capital expenditures amounted to $34.1 million and are expected to be approximately $30.0 million in fiscal year 1998.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity under the Receivables Financing Program of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of May 31, 1997, under the credit facility, the total availability based on eligible receivables was $45.3 million, there were no borrowings and letters of credit amounting to $7.0 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement with a Scottish bank ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit or guarantee limit of 2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings or letters of credit outstanding at May 31, 1997 and the Company had issued 0.9 million pounds sterling (approximately $1.5 million) of guarantees under the U.K. Credit Agreement.

     During fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million, plus interest of $3.5 million. In September of 1996, the Company received $20.3 million relating to such refund. Previously, the Company had received $2.9 million related to certain refund claims filed. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under applicable provisions of Internal Revenue Code Section 172(f). The amount of net operating losses carried back to such years was approximately $48.5 million. At May 31, 1997, the Company had for income tax reporting purposes, approximately $18.0 million of net operating loss carryforwards available to offset taxable income in fiscal year 1998 and subsequent fiscal years, which begin expiring in the year 2006.

     In December 1996, the Company borrowed the proceeds of an Industrial Revenue Bond (the "IRB") amounting to $6 million. The IRB bears an interest rate approximating 3.75% fluctuating weekly. Principal on the IRB is payable in annual installments of $0.4 million in December 1998 and $0.8 million thereafter.
The Company maintains a letter of credit to collateralize the IRB. The proceeds of the IRB are restricted for the construction of the Scaled Composites, Inc. facility in Montrose, Colorado.
As of May 31, 1997, cash and cash equivalents includes $5.2 million restricted for such use.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($51.9 million at May 31, 1997), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

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

OTHER MATTERS

     During fiscal 1997, the Company and Weber Metals, Inc. entered into a strategic forging alliance which will serve the Company's aluminum structural forgings customers. Under the arrangement, the Company will provide engineering, technical and marketing support to Weber and Weber will manufacture aluminum structural products previously manufactured in the Company's Grafton, Massachusetts facility.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company. For details of the accident, refer to Legal Proceedings on page 21 of this Form 10-K.

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

/S/ DAVID P. GRUBER
David P. Gruber
President and
Chief Executive Officer

/S/ ANDREW C. GENOR
Andrew C. Genor
Vice President, Chief Financial
Officer and Treasurer

WYMAN-GORDON COMPANY
REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Wyman-Gordon Company:

     We have audited the accompanying consolidated balance sheets of Wyman-Gordon Company and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule of Wyman-Gordon Company listed in
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyman-Gordon Company and subsidiaries at May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/S/ERNST & YOUNG LLP

Boston, Massachusetts
June 23, 1997

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                    YEAR       YEAR       YEAR
                                   ENDED      ENDED      ENDED
                                 MAY 31,    MAY 31,    MAY 31,
                                    1997       1996       1995
(000's omitted, except per share data)
Revenue                         $608,742   $499,624    $396,639
Cost of goods sold               511,108    421,492     347,251
Selling, general and
  administrative expenses         44,229     37,716      36,380
Other charges (credits)           23,083      2,717        (710)
                                 578,420    461,925     382,921
Income from operations            30,322     37,699      13,718

Other deductions (income):
 Interest expense                 10,822     11,272      11,027
 Miscellaneous, net               (4,843)     1,193       1,652
                                   5,979     12,465      12,679

Income before income taxes        24,343     25,234       1,039
Provision (benefit) for income
  taxes                          (25,680)         -           -
Net income                      $ 50,023   $ 25,234    $  1,039

Net income per share            $   1.36   $    .70    $    .03

Shares used to compute net
  income per share                36,879     36,128      35,148


















     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                             MAY 31,    MAY 31,
                                                1997       1996
                                                (000's omitted)
ASSETS
 Cash and cash equivalents                 $ 51,971    $ 30,134
 Accounts receivable                        119,159      94,928
 Inventories                                 92,332      65,873
 Prepaid expenses                             7,789      14,338
  Deferred income taxes                       6,500           -
      Total current assets                  277,751     205,273

 Property, plant and equipment, net         153,737     138,308
 Intangible assets                           19,255      19,899
 Other assets                                 3,628      12,410
    Total assets                           $454,371    $375,890

LIABILITIES
 Borrowings due within one year            $     77    $     77
 Accounts payable                            62,092      40,484
 Accrued liabilities and other               49,377      48,178

      Total current liabilities             111,546      88,739

 Restructuring, integration, disposal
   and environmental                         18,172      18,275
 Long-term debt                              96,154      90,231
 Pension liability                            1,102         871
 Deferred income taxes and other             15,861      18,544
 Postretirement benefits                     47,138      49,287

STOCKHOLDERS' EQUITY
 Preferred stock, no par value: Authorized
   5,000,000 shares; none issued                  -           -
 Common stock, par value $1.00 per share:
    Authorized 70,000,000 shares; issued
      37,052,720                             37,053      37,053
 Capital in excess of par value              27,608      33,291
 Retained earnings                          114,957      64,934
 Equity adjustments                           2,763         719
 Treasury stock, 1,001,199 and 1,480,448
    shares at May 31, 1997 and 1996         (17,983)    (26,054)
     Total stockholders' equity             164,398     109,943
     Total liabilities and stockholders'
       equity                              $454,371    $375,890





     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEAR     YEAR
                                              ENDED    ENDED
                                            MAY 31,  MAY 31,
                                               1997     1996
(000's omitted)
OPERATING ACTIVITIES:
Net income                                 $ 50,023  $ 25,234
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation and amortization               20,872    17,428
 Deferred income taxes                       (6,500)        -
 Other charges (credits)                     19,145       846
 Losses of equity investment                  2,734     1,871
Changes in assets and liabilities:
 Accounts receivable                        (24,430)  (15,709)
 Inventories                                (27,235)   12,940
 Prepaid expenses and other assets            4,754     3,118
 Accrued restructuring, integration,
  disposal and environmental                 (3,950)   (6,837)
 Income and other taxes payable              (5,241)    3,631
 Accounts payable and accrued and
  other liabilities                          17,839    (7,250)
    Net cash provided by operating
      activities                             48,011    35,272

INVESTING ACTIVITIES:
 Investment in acquired subsidiaries              -         -
 Capital expenditures                       (34,123)  (18,331)
 Proceeds from sale of fixed assets             559     1,718
 Other, net                                    (921)   (1,664)
    Net cash (used) by
     investing activities                   (34,485)  (18,277)

FINANCING ACTIVITIES:
 Cash paid to Cooper Industries
   for factored accounts receivable               -         -
 Borrowings (repayments) of debt              5,923    (3,915)
 Net proceeds from issuance of
  common stock                                7,325     3,198
 Repurchased common stock                    (4,937)        -
    Net cash provided (used) by
     financing activities                     8,311      (717)
Increase (decrease) in cash                  21,837    16,278
Cash, beginning of period                    30,134    13,856
Cash, end of period                        $ 51,971  $ 30,134


     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      YEAR
                                                     ENDED
                                                   MAY 31,
                                                      1995
(000's omitted)
OPERATING ACTIVITIES:
Net income                                        $  1,039
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation and amortization                      18,122
 Deferred income taxes                                   -
 Other charges (credits)                            (2,100)
 Losses of equity investment                         1,390
Changes in assets and liabilities:
 Accounts receivable                                (2,200)
 Inventories                                       (13,076)
 Prepaid expenses and other assets                  11,542
 Accrued restructuring, integration,
  disposal and environmental                       (14,646)
 Income and other taxes payable                        628
 Accounts payable and accrued and
  other liabilities                                  7,073
    Net cash provided by operating
      activities                                     7,772

INVESTING ACTIVITIES:
 Investment in acquired subsidiaries                (3,591)
 Capital expenditures                              (18,714)
 Proceeds from sale of fixed assets                  1,563
 Other, net                                           (415)
    Net cash (used) by
     investing activities                          (21,157)

FINANCING ACTIVITIES:
 Cash paid to Cooper Industries
   for factored accounts receivable                (20,561)
 Borrowings (repayments) of debt                     3,761
 Net proceeds from issuance of
  common stock                                       1,862
 Repurchase common stock                                 -
    Net cash provided (used) by
     financing activities                          (14,938)
Increase (decrease) in cash                        (28,323)
Cash, beginning of period                           42,179
Cash, end of period                               $ 13,856


     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY



                             COMMON STOCK      CAPITAL IN
                            SHARES     PAR     EXCESS OF  RETAINED
                            ISSUED    VALUE    PAR VALUE  EARNINGS
                                                    (000's omitted)
Balance, May 31, 1994        36,903  $36,903   $43,884   $ 38,661
  Net income                                                1,039
  Stock plans                   150      150    (2,354)
  Savings/Investment Plan
    match                                       (1,412)
  Pension equity adjustment
  Currency translation
Balance, May 31, 1995        37,053   37,053    40,118     39,700
  Net income                                               25,234
  Stock plans                                   (6,486)
  Savings/Investment Plan
    match                                         (341)
  Pension equity adjustment
  Currency translation
Balance, May 31, 1996        37,053   37,053    33,291    64,934
  Net income                                              50,023
  Stock plans                                   (5,838)
  Stock repurchase
  Savings/Investment Plan
    match                                          155
  Pension equity adjustment
  Currency translation
Balance, May 31, 1997        37,053  $37,053   $27,608   $114,957


















     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

Wyman-Gordon Company and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Continued)


                                  EQUITY     TREASURY
                                ADJUSTMENTS    STOCK   TOTALS
                                                (000's omitted)
Balance, May 31, 1994           $ (5,408)  $(41,557)  $ 72,483
  Net income                                             1,039
  Stock plans                                 3,355      1,151
  Savings/Investment Plan
    match                                     2,123        711
  Pension equity adjustment        3,952                 3,952
  Currency translation             1,519                 1,519
Balance, May 31, 1995                 63    (36,079)    80,855
  Net income                                            25,234
  Stock plans                                 8,626      2,140
  Savings/Investment Plan
    match                                     1,399      1,058
  Pension equity adjustment        1,403                 1,403
  Currency translation              (747)                 (747)
Balance, May 31, 1996                719    (26,054)   109,943
  Net income                                            50,023
  Stock plans                                11,106      5,268
  Stock repurchase                           (4,937)    (4,937)
  Savings/Investment Plan
    match                                     1,902      2,057
  Pension equity adjustment          (23)                  (23)
  Currency translation             2,067                 2,067
Balance, May 31, 1997           $  2,763   $(17,983)  $164,398


















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

     The Company maintains its books using a 52/53 week year ending on the Saturday nearest to May 31. For purposes of the consolidated financial statements, the year-end is stated at May
31. The years ended May 31, 1997 and 1996 consisted of 52 weeks. The year ended May 31, 1995 consisted of 53 weeks with the additional week included in the first quarter.

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

INVENTORIES: Inventories are valued at both the lower of first-in, first-out (FIFO) cost or market, or for certain forgings raw material and work-in-process inventories, the last-in, first-out
(LIFO) method. On certain orders, usually involving lengthy raw material procurement and production cycles, progress payments received from customers are reflected as a reduction of inventories. Product repair costs are expensed as incurred.

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

DEPRECIABLE ASSETS: Property, plant and equipment, including significant renewals and betterments, are capitalized at cost and are depreciated on the straight-line method. Generally, depreciable lives range from 10 to 20 years for land improvements, 10 to 40 years for buildings and 5 to 15 years for machinery and equipment. Tooling production costs are primarily classified as machinery and equipment and are capitalized at cost less associated reimbursement from customers and depreciated over 5 years. Depreciation expense amounted to $20,168,000, $16,723,000 and $17,417,000 in the years ended May 31, 1997, 1996 and 1995, respectively.

BANK FEES: Bank fees and related costs of obtaining credit facilities are recorded as other assets and amortized over the term of the facilities.

NET INCOME PER SHARE: Per-share data are computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents related to outstanding stock options are included in per-share computations unless their inclusion would be antidilutive.

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing.

The Company has approximately 1,100 active customers. However, the Company's accounts receivable are concentrated with a small number of Fortune 500 companies with whom the Company has long-standing relationships. Accordingly, management considers credit risk to be low. Five customers accounted for 47.7%, 47.3% and 50.0% of the Company's revenues during the years ended May 31, 1997, 1996 and 1995, respectively. General Electric Company ("GE")and United Technologies Corporation ("UT") each accounted for 10%, or more, of the Company's revenues as follows:

             YEAR         YEAR          YEAR
            ENDED        ENDED         ENDED
          MAY 31,       MAY 31,      MAY 31,
             1997 %        1996  %      1995  %
($000's omitted, except percentages)
GE       $156,764 26   $134,830  27  $101,261 26
UT         60,921 10     53,116  11    58,873 15

CURRENCY TRANSLATION: For foreign operations, the local currency is the functional currency. Assets and liabilities are translated at year-end exchange rates, and statement of net income items are translated at the average exchange rates for the year. Translation adjustments are reported in equity adjustments as a separate component of stockholders' equity which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature.

RESEARCH AND DEVELOPMENT: Research and development expenses, including related depreciation, amounted to $2,895,000, $1,630,000 and $2,213,000 for the years ended May 31, 1997, 1996 and 1995, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options plans because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

IMPAIRMENT OF LONG-LIVED ASSETS:   Effective June 1, 1996, the
Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 prescribes the accounting for the impairment of long-lived assets that are to be held and used in the business and similar assets to be disposed of. The adoption has not had a material effect on earnings or the financial position of the Company.

B.   BALANCE SHEET INFORMATION

     Components of selected captions in the consolidated balance sheets follow:

                                   MAY 31,        MAY 31,
                                      1997           1996
(000's omitted)
PROPERTY, PLANT AND EQUIPMENT:

Land, buildings and improvements   $108,496       $101,356
Machinery and equipment             292,103        282,092
Under construction                   21,789         15,160
                                    422,388        398,608
Less accumulated depreciation       268,651        260,300
                                   $153,737       $138,308

INTANGIBLE ASSETS:

Pension intangible                 $    937       $    876
Costs in excess of net assets
  acquired                           28,786         28,786
Less:  Accumulated amortization     (10,468)        (9,763)
                                   $ 19,255       $ 19,899

OTHER ASSETS:

Cash surrender value of company-
  owned life insurance policies    $  1,041       $  5,445
Other                                 2,587          6,965
                                   $  3,628       $ 12,410

ACCRUED LIABILITIES AND OTHER:

Accrued payroll and benefits       $ 12,602       $ 10,880
Restructuring, integration,
  disposal and environmental
  reserves                            7,108          4,755
Payroll and other taxes               1,068          2,258
Loss on long-term contracts               -          3,387
Other                                28,599         26,898
                                   $ 49,377       $ 48,178

C.   INVENTORIES

Inventories consisted of the following:

                                   MAY 31,        MAY 31,
                                      1997           1996
(000's omitted)
Raw material                       $ 36,990       $21,608
Work-in-process                      61,741        51,125
Other                                 6,906         3,168
                                    105,637        75,901
Less progress payments               13,305        10,028
                                   $ 92,332       $65,873

     At May 31, 1997 and 1996 approximately 37.0% and 36.0%, respectively, of inventories are valued at LIFO cost. If all inventories valued at LIFO cost had been valued at FIFO cost or market which approximates current replacement cost, inventories would have been $18,262,000 and $16,662,000 higher than reported at May 31, 1997 and 1996, respectively.

     LIFO inventory quantities increased in the year ended May 31, 1997. LIFO inventory quantities were reduced in each of the years ended May 31, 1996 and 1995, resulting in the liquidation of LIFO inventories carried at the lower costs prevailing in prior years compared with the cost of current purchases which has a favorable effect on income from operations. Inflation and deflation have negative and positive effects on income from operations, respectively. The effects of lower quantities, inflation or deflation were as follows:

                          YEAR       YEAR      YEAR
                         ENDED      ENDED      ENDED
                       MAY 31,    MAY 31,    MAY 31,
                          1997       1996       1995
(000's omitted)
Lower quantities       $     -    $5,448     $ 7,567
(Inflation) deflation   (1,600)     (526)     (1,393)
Net increase (decrease)
  to income from
  operations           $(1,600)   $4,922     $ 6,174

D.   SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt consisted of the following:

                                     MAY 31,      MAY 31,
                                        1997         1996
(000's omitted)
Borrowings due within one year:
  Current portion of long-term debt  $    77      $    77
     Total borrowings due within
       one year                      $    77      $    77
Long-term debt:
  Senior notes                       $90,000      $90,000
  Industrial revenue bond              6,000            -
  Other                                  154          231
     Total long-term debt            $96,154      $90,231

     During 1993, the Company issued $90,000,000 of 10 3/4% Senior Notes due March 2003 (the "Senior Notes") under an indenture between the Company and a bank as trustee. The Senior Notes pay interest semi-annually. The Senior Notes are general unsecured obligations of the Company and are senior to any future subordinated indebtedness of the Company. The Senior Notes are callable beginning March 1998 at a price of $104.78. The call price reduces each year thereafter. The indenture contains certain covenants including limitations on indebtedness, restrictive payments including dividends, liens, and disposition of assets.

     The estimated fair value of the Senior Notes was $96,300,000 and $94,950,000 at May 31, 1997 and 1996, respectively, based on third party valuations.

     In December 1996, the Company issued an Industrial Revenue Bond (the "IRB") amounting to $6,000,000. The IRB bears an interest rate approximating 3.90% fluctuating weekly. The Company maintains a letter of credit to collateralize the IRB. The proceeds of the IRB are restricted for the construction of the Scaled Manufacturing, Inc. facility in Montrose, Colorado.
As of May 31, 1997, cash and cash equivalents includes $5,279,000 restricted for such use. At May 31, 1997, the carrying value approximates the fair value of the IRB.

     On May 20, 1994, the Company initiated, through a new subsidiary, Wyman-Gordon Receivables Corporation ("WGRC"), a revolving credit agreement with a group of five banks ("Receivables Financing Program"). WGRC is a separate corporate entity from Wyman-Gordon Company and its other subsidiaries, with its own separate creditors. WGRC's business is the purchase of accounts receivable from Wyman-Gordon Company and certain of its subsidiaries ("Sellers"), and neither WGRC on the one hand nor the Sellers (or subsidiaries or affiliates of the Sellers) on the other have agreed to pay or make their assets available to pay creditors of others. WGRC's creditors have a claim on its assets prior to those assets becoming available to any creditors of any of the Sellers. The facility provides for a total commitment by the banks of up to $65,000,000, including a letter of credit subfacility of up to $35,000,000. Interest on borrowings is charged at LIBOR plus 0.625% or based on the bank's base rate.

     There were no borrowings outstanding under the Receivables Financing Program at May 31, 1997 and 1996. At May 31, 1997 and 1996, the Company had issued $7,007,000 and $9,395,000 of letters of credit under the Receivables Financing Program, respectively. As of May 31, 1997 and 1996, total availability based on eligible receivables was $38,303,000 and $38,521,000, respectively.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("U.K. Credit Agreement") with a bank ("the Bank") effective February 20, 1996. The maximum borrowing capacity under the U.K. Credit Agreement is 2,000,000 pounds sterling with a separate letter of credit or guarantee limit of 2,000,000 pounds sterling. Borrowings bear interest at 1% over the Bank's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 1.5% over the Bank's base rate. The U.K. Credit Agreement is secured by a debenture and standard security from Wyman-Gordon Limited and is senior to any intercompany loans. There were no borrowings outstanding at May 31, 1997 or May 31, 1996. At May 31, 1997 and 1996, the subsidiary had issued 935,000 pounds sterling ($1,534,000) and 669,000 pounds sterling ($1,037,000) of letters of credit or guarantees under the U.K. Credit Agreement.

     For the years ended May 31, 1997 and 1996, the weighted average interest rate on short-term borrowings was 6.8% and 7.6%, respectively.

     Annual maturities of long-term debt in the next four years amount to $77,000 for 1998, $477,000 for 1999, $877,000 for 2000,
$800,000 for 2001 and 2002, and $93,200,000 thereafter.  The
Company's promissory note to Cooper Industries, Inc. in the principal amount of $4,600,000, is payable in annual installments beginning on June 30, 1997 and each June 30 thereafter until paid in full in amounts provided under the terms of the "Stock Purchase Agreement" with Cooper Industries, Inc. The Company made a principal payment of $2,300,000 under this note on June 30, 1997.

                             YEAR        YEAR        YEAR
                            ENDED       ENDED       ENDED
                          MAY 31,     MAY 31,     MAY 31,
                             1997        1996        1995
(000's omitted)
Interest on debt          $ 9,795     $10,003     $ 9,929
Capitalized interest         (528)       (262)       (397)
Amortization of
  financing fees and
  other                     1,555       1,531       1,495
Interest expense          $10,822     $11,272     $11,027

     Total interest paid approximates "Interest on debt" stated in the table above.

E.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

CAMERON PURCHASE CASH COSTS:

     On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. Included as part of the Cameron purchase price allocation, the Company recorded $12,200,000 for direct cash costs related to the acquisition and integration of Cameron, for relocation of Cameron machinery and dies, severance of Cameron personnel and other costs. During the year ended May 31, 1995, the Company made $4,100,000 of cash charges against the reserves and it was determined that the cash costs of the acquisition were $5,200,000 lower than originally estimated. There have been no significant changes to the Company's May 31, 1995 estimates of the remaining integration activities. The Company made $2,300,000 of cash charges against these reserves in the years ended May 31, 1997 and 1996. The remaining activities will require estimated cash outlays of $100,000 in the year ended May 31, 1998 and $500,000 thereafter.

1994 CAMERON INTEGRATION COSTS:

     Based on the Company's plans for the integration of Cameron, in May 1994, the Company recorded an integration restructuring charge totalling $24,100,000 to provide for relocating machinery, equipment, tooling and dies of the Company as well as relocation and severance costs related to personnel of the Company and the write-down of certain assets of the Company, including portions of metal production facilities and certain forging, machining and testing equipment to net realizable value as a result of consolidating certain systems and facilities, idling certain machinery and equipment, and eliminating certain processes, departments and operations as a result of the acquisition.

     During the year ended May 31, 1995, after a year of evaluating the combined forgings operations and concluding that most of its integration activities had been completed or were adequately provided for within the remaining integration restructuring reserves, the Company determined that severance and other personnel costs were $1,900,000 lower and movement of machinery, equipment and tooling and dies costs were $2,500,000 lower than originally estimated. Additionally, certain machinery and equipment redundancies as a result of the integration of Cameron's operations with those of the Company's were $2,300,000 higher than original estimates. As a result, the Company took into income from operations in 1995, an integration restructuring credit in the amount of $2,100,000. There have been no significant changes to the Company's May 31, 1995 estimates of the remaining integration activities. The Company made $4,200,000 of cash charges against these reserves in the years ended May 31, 1997 and 1996. At May 31, 1997, the Company estimates these remaining integration activities will require cash outlays of approximately $600,000 in the year ended May 31, 1998 and $900,000 thereafter. Most of these future expenditures represent costs associated with consolidation and reconfiguration of production facilities and relocation or severance costs.

1997 RESTRUCTURING:

     The Company recorded a charge totalling $11,500,000 which included $4,600,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility, $3,400,000 to write-off and dispose of certain Forging equipment, $2,300,000 to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations and $1,200,000 to consolidate the titanium castings operations. The Company made $900,000 of cash charges against these reserves in the year ended May 31, 1997 and estimates that the remaining severance and other personnel costs, disposal of Forging equipment and consolidation of the titanium castings operations will require cash outlays of $5,200,000 in the year ended May 31, 1998 and $300,000 thereafter.

     A summary of charges made or estimated to be made against restructuring, integration and disposal reserves is as follows:

                                                           FIVE
                                                         MONTHS
                                                          ENDED
                                                         MAY 31,
                                               TOTAL       1994
(000's omitted)
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 3,200   $     -
  Severance of Cameron personnel                3,800         -
     Total Cameron Purchase Cash Costs        $ 7,000   $     -

1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                          $ 4,300   $     -
  Severance and other personnel costs           4,000         -
     Total cash charges                         8,300         -
  NON-CASH:
  Asset revaluation                            13,700    11,400
  Credits to reserves                           2,100         -
     Total non-cash charges                    15,800    11,400
     Total 1994 Cameron integration costs     $24,100   $11,400

1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $(2,100)  $     -
     Total 1995 Other Charges                 $(2,100)  $     -

1997 RESTRUCTURING:
  CASH:
  Severance and other personnel costs         $ 2,200   $     -
  Disposal of Forging equipment                 2,300         -
  Castings titanium operations                  1,900         -
     Total cash charges                         6,400         -
  NON-CASH:
  Severance and other personnel costs           2,400         -
  Asset write-off and revaluation               2,700         -
     Total non-cash charges                     5,100         -
     Total 1997 Restructuring                 $11,500   $     -

                                                 YEAR      YEAR
                                                ENDED     ENDED
                                              MAY 31,   MAY 31,
                                                 1995      1996
(000's omitted)
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $ 1,700   $   300
  Severance of Cameron personnel                2,400     1,200
     Total Cameron Purchase Cash Costs        $ 4,100   $ 1,500

1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                          $   800   $ 1,500
  Severance and other personnel costs           1,800     1,600
     Total cash charges                         2,600     3,100
  NON-CASH:
  Asset revaluation                             2,300         -
  Credits to reserves                           2,100         -
     Total non-cash charges                     4,400         -
     Total 1994 Cameron integration costs     $ 7,000   $ 3,100

1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $(2,100)  $     -
     Total 1995 Other Charges                 $(2,100)  $     -

1997 RESTRUCTURING:
  CASH:
  Severance and other personnel costs         $     -   $     -
  Disposal of Forging equipment                     -         -
  Castings titanium operations                      -         -
     Total cash charges                             -         -
  NON-CASH:
  Severance and other personnel costs               -         -
  Asset write-off and revaluation                   -         -
     Total non-cash charges                         -         -
     Total 1997 Restructuring                 $     -   $     -

                                                              YEAR
                                                 YEAR        ENDED
                                                ENDED      MAY 31,
                                              MAY 31,     1998 AND
                                                 1997   THEREAFTER
(000's omitted)
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's machinery and
    equipment and tooling and dies            $   800    $   400
  Severance of Cameron personnel                    -        200
     Total Cameron Purchase Cash Costs        $   800    $   600

1994 CAMERON INTEGRATION COSTS:
  CASH:
  Movement of machinery, equipment and
    tooling and dies                          $   900    $ 1,100
  Severance and other personnel costs             200        400
     Total cash charges                         1,100      1,500
  NON-CASH:
  Asset revaluation                                 -          -
  Credits to reserves                               -          -
     Total non-cash charges                         -          -
     Total 1994 Cameron integration costs     $ 1,100    $ 1,500

1995 OTHER CHARGES:
  NON-CASH:
  Credits to 1994 Cameron integration costs   $     -    $     -
     Total 1995 Other Charges                 $     -    $     -

1997 RESTRUCTURING:
  CASH:
  Severance and other personnel costs         $   200    $ 2,000
  Disposal of Forging equipment                     -      2,300
  Castings titanium operations                    700      1,200
     Total cash charges                           900      5,500
  NON-CASH:
  Severance and other personnel costs           2,400          -
  Asset write-off and revaluation               2,700          -
     Total non-cash charges                     5,100          -
     Total 1997 Restructuring                 $ 6,000    $ 5,500

OTHER CHARGES (CREDITS):

     Other charges (credits) also include non-cash charges to reduce the carrying value of certain non-operating other assets as follows:

                                 YEAR      YEAR      YEAR
                                ENDED     ENDED     ENDED
                              MAY 31,   MAY 31,   MAY 31,
                                 1997      1996      1995
(000's omitted)
Australian Joint Venture      $ 2,484    $1,871    $1,390
Cash surrender value of
  Company-owned life
  insurance policies            5,745       846         -
Building held for sale          1,900         -         -
Other                             250         -         -
                              $10,379    $2,717    $1,390

     Other charges (credits) in the year ended May 31, 1997 also includes a net charge of $1,204,000, net of insurance recovery of $6,900,000 for property damage and business interruption claims, related to the accident at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. in December 1996.

F.   ENVIRONMENTAL MATTERS

     The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental
requirements.   As of May 31, 1997, aggregate environmental
reserves amounted to $16,230,000 and have been provided for expected cleanup expenses estimated between $6,000,000 and $7,000,000 upon the eventual sale of the Worcester facility, certain environmental issues at Cameron amounting to approximately $3,500,000 and the exposures noted in the following paragraphs, which include certain capitalizable amounts for environmental management and remediation projects.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totalling $20,800,000 for environmental management and remediation at the site during the period 1982 through 1999, of which $5,500,000 remained as of May 31, 1997. These expenditures will not resolve the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at $3,500,000, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site.

     The Company's Grafton facility was formerly included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan ("SDMP") for low-level radioactive waste as the result of the disposal of magnesium thorium alloys at the facility in the 1960s and early 1970s under license from the Atomic Energy Commission. On March 31, 1997, the NRC informed the Company that jurisdiction for the Grafton site had been transferred to the Commonwealth of Massachusetts Department of Public Health and that the Grafton facility had been removed from the SDMP. Although it is unknown what specific disposal requirements may be placed on the Company by the Massachusetts Department of Public Health, the Company believes that a reserve of $1.5 million recorded on its books is sufficient to cover all costs.

     The Company, together with numerous other parties, has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites:
Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; the Gemme/Fournier site, Leicester, Massachusetts; and the Salco, Inc. site, Monroe, Michigan. The Company believes that any liability it may incur with respect to these sites will not be material.

     At the Gemme/Fournier site, a proposed agreement would allocate 33% of the cleanup costs to the Company. In September 1995, a consulting firm retained by the PRP group made a preliminary remediation cost estimate of $1,400,000 to $2,800,000. The Company's insurer is defending the Company's interests, and the Company believes that any recovery against the Company would be offset by recovery of insurance proceeds.

G.   BENEFIT PLANS

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

     A reconciliation between the amounts recorded on the consolidated balance sheets and the summary tables of the funding status of the pension plans are as follows:

                                        MAY 31,     MAY 31,
                                           1997        1996
(000's omitted)
Pension liability per balance sheet     $(1,102)    $  (871)
Prepaid pension expense included in
  prepaid expenses in the balance
  sheet                                      95       3,961
U.K. prepaid pension expense
   (pension liability)                       89         (58)
Net U.S. prepaid pension expense
  (pension liability)                   $  (918)    $ 3,032

U.S. PENSION PLANS

      Effective April 30, 1996, two of the Company's U.S. pension plans which had accumulated benefits exceeding assets were merged into the plan which had assets exceeding the accumulated benefits.

      Pension expense for the U.S. pension plans included the following components:

                             YEAR        YEAR         YEAR
                            ENDED       ENDED        ENDED
                          MAY 31,     MAY 31,      MAY 31,
                             1997        1996         1995
(000's omitted)
Service cost              $  4,298    $ 3,042      $ 2,938
Enhanced benefit package
  for early retirement       3,775          -            -
Interest cost on
  projected benefit
  obligation                11,302     11,662       10,842
Actual return on assets    (17,804)   (36,188)      (8,205)
Net amortization and
  deferral of actuarial
  gains (losses)             4,722     23,412       (1,385)
Net pension expense       $  6,293    $ 1,928      $ 4,190

Assumed long-term rate
  of return on plan
  assets                     10.0%       10.0%         9.0%

     A summary of the funding status of the U.S. pension plans and a reconciliation to the amounts recorded in the consolidated balance sheets are as follows:

                                                      MAY 31, 1997
                               (000's omitted, except percentages)

                                    ASSETS  ACCUMULATED
                                 EXCEEDING     BENEFITS
                               ACCUMULATED    EXCEEDING
                                  BENEFITS       ASSETS   TOTAL
Actuarial present value of
  benefit obligations:
  Vested                         $146,771    $  6,965   $153,736
  Nonvested                           935         392      1,327
  Accumulated benefit obligation  147,706       7,357    155,063
  Impact of forecasted salary
    increases during future
    periods                        12,878       2,024     14,902
  Projected benefit obligation
    for employee service to date  160,584       9,381    169,965
Current fair market value of
  plan assets                     164,977           -    164,977
Excess (shortfall) of plan
  assets over (under) projected
  benefit obligation                4,393      (9,381)    (4,988)
Unrecognized net (gain) loss       (8,190)        728     (7,462)
Unrecognized net (asset)
  obligation at transition          1,655       1,116      2,771
Unrecognized prior service cost     8,842       1,192     10,034
Adjustment required to
  recognize minimum liability           -      (1,013)    (1,013)
Net periodic pension cost
  March 30, 1997 to May 31, 1997     (202)       (218)      (420)
Contributions March 30, 1997 to
  May 31, 1997                          -         160        160
Net prepaid pension expense
  (pension liability)            $  6,498    $ (7,416)  $   (918)
Estimated annual increase in
  future salaries                                            3-5%
Weighted average discount rate                              7.50%

     A summary of the funding status of the U.S. pension plans and a reconciliation to the amounts recorded in the consolidated balance sheets are as follows:

                                                      MAY 31, 1996
                               (000's omitted, except percentages)

                                    ASSETS  ACCUMULATED
                                 EXCEEDING     BENEFITS
                               ACCUMULATED    EXCEEDING
                                  BENEFITS       ASSETS   TOTAL
Actuarial present value of
  benefit obligations:
  Vested                         $144,048    $  6,738   $150,786
  Nonvested                         1,004         202      1,206
  Accumulated benefit obligation  145,052       6,940    151,992
  Impact of forecasted salary
    increases during future
    periods                         8,585         276      8,861
  Projected benefit obligation
    for employee service to date  153,637       7,216    160,853
Current fair market value of
  plan assets                     159,545           -    159,545
Excess (shortfall) of plan
  assets over (under) projected
  benefit obligation                5,908      (7,216)    (1,308)
Unrecognized net (gain) loss       (3,752)     (1,565)    (5,317)
Unrecognized net (asset)
  obligation at transition          2,170       1,351      3,521
Unrecognized prior service cost     5,509       1,418      6,927
Adjustment required to
  recognize minimum liability           -        (929)      (929)
Net periodic pension cost
  March 30, 1996 to May 31, 1996     (123)       (198)      (321)
Contributions March 30, 1996 to
  May 31, 1996                        304         155        459
Net prepaid pension expense
  (pension liability)            $ 10,016    $ (6,984)  $  3,032
Estimated annual increase in
  future salaries                                            3-5%
Weighted average discount rate                              7.25%

U.K. PENSION PLAN

     Pension expense for the U.K. pension plan included the following:

                           YEAR ENDED     YEAR ENDED   YEAR ENDED
                         MAY 31, 1997   MAY 31, 1996 MAY 31, 1995
(000's omitted)
Service cost                $    629      $   579       $   692
Interest cost                  1,507        1,300         1,189
Expected return on assets     (1,640)      (1,283)       (1,084)
     Net pension expense    $    496      $   596       $   797

     The U.K. pension plan's assets and liabilities were rolled over from the former Cameron plan during fiscal 1996. The funded status of the U.K. pension plan is as follows:

                                    MAY 31, 1997   MAY 31,1996
(000's omitted, except percentages)
Fair value of plan assets            $22,007        $18,358
Projected benefit obligation          21,164         17,240
Plan assets greater than
 (less than) projected
  benefit obligation                     843          1,118
Unrecognized net loss (gain)            (754)        (1,176)
Prepaid (accrued) pension cost       $    89        $   (58)
Accumulated benefits                 $19,436        $16,090
Vested benefits                      $19,436        $16,090

Assumed long-term rate of return
  on plan assets                         8.0%           9.0%
Weighted average discount rate           8.0%           9.0%
Rate of salary increase                  5.0%           6.0%


DEFINED CONTRIBUTION PLAN

     The Company also makes a 401(k) plan available to most full-time employees. Employer contributions to the defined contribution plan are made at the Company's discretion and are reviewed periodically. There were no cash contributions in the year ended May 31, 1997. Cash contributions amounted to $26,000 and $136,000 for the years ended May 31, 1996 and 1995,
respectively.   Additionally, for the years ended May 31, 1997,
1996 and 1995, the Company contributed 97,696; 79,426 and 120,261 shares of common stock from Treasury to its defined contribution plan, respectively, and recorded expense relating thereto of $2,057,000, $1,058,000 and $711,000, respectively.

H.   OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company and its subsidiaries provide most retired employees with health care and life insurance benefits. The majority of these health care and life insurance benefits are provided through insurance companies, some of whose premiums are computed on a cost plus basis.

     Most of the Forgings Division and Corporate retirees and full-time employees are or become eligible for these postretirement health care and life insurance benefits if they meet minimum age and service requirements. There are certain retirees for which Company cost and liability are affected by future increases in health care cost. The liabilities have been developed assuming a medical trend rate for growth in future health care claim levels from the assumed 1994 level. For the year ended May 31, 1997, the medical trend rate for indemnity and Health Maintenance Organization ("HMO") inflationary costs was 7.0% and 5.0%, respectively. The rate for indemnity and HMO for the year ended May 31, 1998 is 6.5% and 4.5% and are ultimately estimated at 5.0% and 4.0%, respectively for the year ended May 31, 2000. The change to the accumulated postretirement benefit obligation for each 1.0% change in these assumptions is $4,266,000. The change in the annual SFAS 106 expense for each 1.0% change in these assumptions is $396,000. The weighted average discount rate used in determining the amortization of the accumulated postretirement benefit obligation was 7.5% and 7.25% at May 31, 1997 and May 31, 1996, respectively, and the average remaining service life was 20 years.

     Net periodic benefit expense consists of the following components:

                              YEAR        YEAR         YEAR
                             ENDED       ENDED        ENDED
                           MAY 31,     MAY 31,      MAY 31,
                              1997        1996         1995
($000's omitted)
Service cost               $   380     $  234       $  350
Benefit from early
  retirement package        (1,375)         -            -
Interest on the
  accumulated benefit
  obligation                 3,550      4,021        3,990
Net amortization and
  deferral                     409        (53)           -
    Total postretirement
      benefit expense      $ 2,964     $4,202       $4,340

     The Company has no plans for funding the liability and will continue to pay for retiree medical costs as they occur. The components of the accumulated postretirement benefit obligation are as follows:

                                          MAY 31,   MAY 31,
                                             1997      1996
(000's omitted)
Accumulated postretirement
  benefit obligation:
  Retirees                               $40,516    $43,222
  Fully eligible active plan
    participants                           3,082      3,564
  Other active plan participants           2,845      5,340
Accumulated postretirement benefit
  obligation in excess of plan assets     46,443     52,126
Unrecognized net gain (loss) from
  past experience different from
  that assumed and from changes
  in assumptions                           1,055        885
Prior service cost not yet
  recognized in net periodic
  postretirement benefit cost               (733)    (4,002)
Other                                        373        278
Accrued postretirement benefit cost      $47,138    $49,287

I.   FEDERAL, FOREIGN AND STATE INCOME TAXES

     The components of the net credit for income taxes for the year ended May 31, 1997 are as follows:

                         U.S.       U.S.
                       FEDERAL     STATE     U.K.      TOTAL
(000's omitted)
Current tax expense    $  7,900    $ 680   $ 2,170   $ 10,750
Deferred tax credit     (34,080)    (480)   (1,870)   (36,430)
Net provision (benefit)
  for income taxes     $(26,180)   $ 200   $   300   $(25,680)

     In the year ended May 31, 1997, net tax benefits of $25,680,000 were recognized including a refund of prior years' income taxes amounting to $19,680,000 and $6,500,000 related to the expected realization of NOLs in future years and $10,250,000 related to current NOLs benefit offsetting $10,750,000 of current income tax expense. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under applicable provisions of Internal Revenue Code Section 172(f). The amount of net operating losses carried back to such years was approximately $48,500,000.

     At May 31, 1997, the Company had for income tax reporting purposes, approximately $18.0 million of net operating loss carryforwards available to offset taxable income in fiscal year 1998 and subsequent fiscal years, which begin expiring in the year 2006.

     The benefit (provision) for income taxes is at a rate other than the federal statutory tax rate for the following reasons:

                               YEAR        YEAR        YEAR
                              ENDED       ENDED       ENDED
                            MAY 31,     MAY 31,     MAY 31,
                               1997        1996        1995
(000's omitted)
Benefit (provision) at
  the applicable U.S.
  federal and U.K.
  statutory tax rate        $ (8,442)   $(8,832)    $  (363)
Recognition of previously
  unrecognized deferred
  tax assets                  30,626      8,832       1,749
Benefit of higher statutory
  tax rates in applicable
  prior years realized in
  Section 172(f) carryback
  claims                       2,700          -           -
State income taxes              (200)         -           -
Foreign tax carryforwards
  without current tax
  benefits                         -          -      (1,386)
Other                            996          -           -
Income tax benefit
  (provision)               $ 25,680    $     -     $     -

     The principal components of deferred tax assets and liabilities were as follows:

                                   MAY 31, 1997   MAY 31, 1996
(000's omitted)
DEFERRED TAX ASSETS
  Provision for postretirement
    benefits                         $ 19,232      $20,208
  Net operating loss carryforwards     17,117       44,142
  Restructuring provisions              9,856       10,831
  Other                                10,315        7,190
                                       56,520       82,371
  Valuation allowance                 (35,934)     (71,006)
                                       20,586       11,365
DEFERRED TAX LIABILITIES
  Accelerated depreciation             11,256        9,879
  Other                                 2,830        1,487
                                       14,086       11,365
Net deferred tax asset (liability)   $  6,500      $     -

J.   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     The Company, through administration by the Compensation Committee of the Company's Board of Directors (the "Committee"), may grant awards under the Company's Long-Term Incentive Plans in the form of non-qualified stock options or incentive stock options to those key employees it selects to purchase in the aggregate up to 3,400,000 shares of newly issued or treasury common stock. Options expire after 10 years from the date of grant and generally become exercisable ratably over a three to seven year period commencing from the date of grant. The exercise price of non-qualified stock options may not be less than 50% of the fair market value of such shares on the date of grant or, in the case of incentive stock options, 100% of the fair market value on the date of grant. Awards of stock appreciation rights ("SAR's") may also be granted, either in tandem with grants of stock options (and exercisable as an alternative to the exercise of stock options) or separately.

     In addition, the Committee may grant other awards that consist of or are denominated in or payable in shares or that are valued by reference to shares, including, for example, restricted shares, phantom shares, performance units, performance bonus awards or other awards payable in cash, shares or a combination thereof at the Committee's discretion.

     Information concerning stock options issued to officers and other employees is presented in the following table.

                         YEAR   WEIGHTED      YEAR   WEIGHTED
                        ENDED    AVERAGE     ENDED    AVERAGE
                      MAY 31,   EXERCISE   MAY 31,   EXERCISE
                         1997      PRICE      1996      PRICE
(Shares in thousands)
Number of shares
 under option:
  Outstanding at
    beginning of year  2,295     $ 9.46    1,858       $ 5.90
  Granted                817      18.34      861        15.14
  Exercised             (415)      6.60     (390)        4.81
  Canceled or expired    (49)     14.18      (34)       11.90
  Outstanding at
    end of year        2,648     $12.56    2,295       $ 9.46
  Exercisable at
    end of year        1,189               1,104

                         YEAR   WEIGHTED
                        ENDED    AVERAGE
                      MAY 31,   EXERCISE
                         1995      PRICE
(Shares in thousands)
Number of shares
 under option:
  Outstanding at
    beginning of year  1,764     $ 5.87
  Granted                387       6.18
  Exercised             (190)      4.32
  Canceled or expired   (103)      9.38
  Outstanding at
    end of year        1,858     $ 5.90
  Exercisable at
    end of year        1,203

     At May 31, 1997 and 1996, 1,616,845 and 882,000 shares were available for future grants, respectively.

     The following tables summarizes information about stock options outstanding at May 31, 1997:

(Shares in thousands)
                     OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                          WTD. AVG.     WTD.              WTD.
                          REMAINING     AVG.              AVG.
   RANGE OF               CONTRACTUAL   EXER.             EXER.
EXERCISE PRICES   SHARES  LIFE (YRS.)   PRICE   SHARES    PRICE
$ 3.00 - $ 7.99     985       5.05      $ 5.53    880     $ 5.49
$ 8.00 - $12.99     295       8.23      $12.50     90     $12.40
$13.00 - $17.99   1,133       8.90      $16.68    206     $16.63
$18.00 - $23.00     235       8.78      $22.29     13     $19.00
                  2,648                         1,189

     During the years ended May 31, 1997, 1996 and 1995, awards of 118,000; 551,000 and 150,000 shares of the Company's common stock were made, respectively, subject to restrictions based upon continued employment and the performance of the Company. Compensation expense totalling $1,403,000, $413,000 and $330,000 relating to the awards was recorded during the years ended May 31, 1997, 1996 and 1995, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 1, 1996 the Company adopted a qualified, noncompensatory Employee Stock Purchase Plan. This plan enables substantially all employees to subscribe to purchase shares of the Company's common stock on an annual basis. Such shares are subscribed at the lower of 90% of their fair market value on the first day of the plan year, January 1, or 90% of their fair market value on the last business day of the plan year, usually December
31. Each eligible employee's participation is limited to 10% of base wages and a maximum of 450,000 shares are authorized for subscription. Employee subscriptions for the twelve months ended December 31, 1996 were 109,550 shares at $12.375 per share based on 90% of the fair market value on January 1, 1996 ($13.75).

     Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized for fixed stock option plans or Employee Stock Purchase Plan.

     As required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has determined the weighted average fair values of stock-based arrangements granted, during the years ended May 31, 1997 and 1996 to be $11.28 and $9.34, respectively. The fair values of stock-based compensation awards granted were estimated using the Black-Scholes model with the following assumptions.

  YEAR                          EXPECTED                RISK-FREE
 ENDED    GRANT     OPTION                   DIVIDEND   INTEREST
MAY 31,   DATE       TERM     VOLATILITY      YIELD       RATE
1997       7/16/96   9 years    38%           -          6.67%
          10/16/96  10 years    38%           -          6.67%

1996      10/18/95   9 years    38%           -          6.67%
           4/17/96  10 years    38%           -          6.67%

     Had compensation expense for the Company's stock-based plans and Employee Stock Purchase plan been accounted for using the fair value method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

                                       1997         1996
(000's omitted, except per share data)
Net income as reported               $50,023      $25,234
Pro forma net income under
  SFAS No. 123                        47,399       24,957

Income per share as reported         $  1.36      $   .70
Proforma income per share
  under SFAS No. 123                    1.28          .69

     The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the year ended May 31, 1996.

K.   STOCK PURCHASE RIGHTS

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

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold after a person or group has become an Acquiring Person (as defined below), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring Company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Shares having a market value of two times the exercise price of the Right. For purposes of the Rights Agreement, an "Acquiring Person" generally means a person or group of affiliated or associated persons who have acquired beneficial ownership of 20% or more of the outstanding Shares. However, Cooper Industries, Inc. and its affiliates and associates (together, the "Cooper Group") will not be deemed to be an Acquiring Person for so long as (A) the Cooper Group beneficially owns at least 10% or more of the outstanding Shares continuously from and after May 26, 1994 and (B) the Cooper Group does not acquire beneficial ownership of any Shares in breach of the Investment Agreement dated as of January 10, 1994 between Cooper Industries, Inc. and the Company (other than an inadvertent breach which is remedied as promptly as practicable by a transfer of the Shares so acquired to a person which is not a member of the Cooper Group.)

     The Rights will expire on November 30, 1998 (the "Final
Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

L.   COMMITMENTS AND CONTINGENCIES

     At May 31, 1997, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

     The Company has entered into various foreign exchange contracts to manage its foreign exchange risks. Through its foreign currency hedging activities, the Company seeks to minimize the risk that the eventual cash flows resulting from purchase and sale transactions denominated in other than the functional currency of the operating unit will be affected by changes in exchange rates. Foreign currency transaction exposures generally are the responsibility of the Company's individual operating units to manage as an integral part of their business. The Company hedges its foreign currency transaction exposures based on judgment, generally through the use of forward exchange contracts. Gains and losses on the Company's foreign currency transaction hedges are recognized as an adjustment to the underlying hedged transactions. Deferred gains and losses on foreign exchange contracts were not significant at May 31, 1997 and 1996. The Company had foreign exchange contracts totalling $38,228,000 at May 31, 1997. Such contracts include forward contracts of $10,434,000 for the purchase of U.K. pounds and $27,794,000 for the sale of U.K. pounds. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts have no material fair market value, generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Translation and transaction gains and losses included in the Consolidated Statements of Net Income for the years ended May 31, 1997, 1996 and 1995 were not significant.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company. The accident occurred while a crew of ten men was performing maintenance on the accumulator system that supplies hydraulic power for WGFI's 35,000 ton press. The maintenance required that the system be completely depressurized which the crew believed to be the case. However, subsequent examination has shown that a valve on one of the pressure vessels was closed thereby containing pressure in
that vessel.   The crew was in the process of removing the bolts
on the vessel when the few remaining bolts could no longer hold the pressure and the lid was blown off, killing eight crew members and seriously injuring two others.

     Although no lawsuits have yet been filed, the injured workers and the decedents' families have all retained attorneys to represent them in the matter and who have notified the Company that they intend to assert claims against the Company on behalf of their clients. The Company is cooperating with such attorneys by providing them information and allowing them and their experts access to Company facilities. In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers Compensation Act. WGFI, the employer of the deceased employees, has workers compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision does not extend to WGFI's parent corporation, Wyman-Gordon Company. Therefore, if lawsuits on behalf of the victims in the Houston accident are brought against Wyman-Gordon Company and if the evidence supports a finding that Wyman-Gordon Company acted negligently in its supervision of WGFI and such negligence had a causal connection with the accident, the plaintiffs would be able to recover damages, both compensatory and punitive, if applicable, against the parent company even in the absence of gross negligence. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident.

     It is not possible at this time to anticipate whether WGFI or Wyman-Gordon Company could be held liable in connection with the accident and, if so, to estimate the amount of damages that could be awarded. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million. WGFI has tendered the defense of the various claims to the Company's insurance carriers. There can be no assurance that the full insurance coverage will be available or that the Company's ultimate liability resulting from the accident will not exceed available insurance coverage by an amount which could be material to the Company's financial condition or results of operations.

     Following the accident, the Occupational Safety and Health Administration ("OSHA") conducted an investigation of the accident. On June 18, 1997, OSHA issued a Citation and Notification of Penalty describing violations of the Occupational Safety and Health Act of 1970. OSHA's principal allegations were that (i) WGFI had not complied with the OSHA standard on specific lockout/tagout procedures for the 35,000 ton press and appurtenant equipment, (ii) WGFI failed to train each authorized employee in lockout/tagout procedures, and (iii) there were design flaws in the equipment. Although the Company disagrees with the OSHA findings, on June 18, 1997, WGFI entered into an Informal Settlement with OSHA in order to avoid the cost and burden of litigation and to resolve disputed claims arising from OSHA's inspection. Pursuant to the Informal Settlement, WGFI paid $1.8 million in settlement of the OSHA Citation and agreed not to contest the Citation. Under the terms of the Informal Settlement, WGFI agreed to (i) develop and implement a comprehensive, ongoing energy control program in compliance with the OSHA lockout/tagout standard, (ii) train its employees in safety procedures, (iii) communicate to and involve its employees in the implementation of the Informal Settlement, (iv) retain an independent safety professional to perform a comprehensive safety and health audit, and (v) adhere to the Secretary of Labor's Voluntary Guidelines for Safety and Health Management Program at its plants in Houston and Brighton, Michigan. In addition, the Company agreed to make certain terms of the Informal Settlement applicable to its forging plants in Massachusetts. WGFI also agreed with the International Association of Machinists to strengthen the Joint Management Labor Safety Committee in Houston and to conduct joint employee safety training.

     The costs of the accident through May 31, 1997 were approximately $11.9 million, including substantial property damage at the Houston facility and costs of business interruption as a result of the 35,000 ton press having been out of operation until the first week of March 1997. The Company has recovered $6.9 million under property damage and business interruption insurance policies it maintains leaving approximately $5.0 million of costs that were recorded in fiscal year 1997.

M.   GEOGRAPHIC AND OTHER INFORMATION

     Transfers between U.S. and international operations, principally inventory transfers, are charged to the receiving organization at prices sufficient to recover manufacturing costs and provide a reasonable return.

     Certain information on a geographic basis follows:

                                  YEAR        YEAR        YEAR
                                 ENDED       ENDED       ENDED
                               MAY 31,     MAY 31,     MAY 31,
                                  1997        1996        1995
(000's omitted)
REVENUES FROM UNAFFILIATED
CUSTOMERS:
United States (including
  direct export sales)         $541,456    $447,515    $365,666
United Kingdom                   67,286      52,109      30,973
                               $608,742    $499,624    $396,639

INTER AREA TRANSFERS:
United States                  $    378    $     14    $    373
United Kingdom                    6,244       4,666       2,528
                               $  6,622    $  4,680    $  2,901

EXPORT SALES:
United States direct export
  sales                        $ 88,888    $ 71,792    $ 50,235

INCOME (LOSS) FROM OPERATIONS:
United States                  $ 20,578    $ 32,042    $ 14,931
United Kingdom                    9,744       5,657      (1,213)
                               $ 30,322    $ 37,699    $ 13,718

IDENTIFIABLE ASSETS
(EXCLUDING INTERCOMPANY):
United States                  $390,540    $309,868    $289,649
United Kingdom                   54,777      44,287      47,547
General corporate                 9,054      21,735      31,868
                               $454,371    $375,890    $369,064

N.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended May
31, 1997 and 1996 were as follows:

QUARTER                      FIRST    SECOND    THIRD    FOURTH
(000's omitted, except per-share data)
YEAR ENDED MAY 31, 1997

Revenue                     $134,235  $138,655  $153,331 $182,521
Cost of goods sold           122,744   115,079   124,716  148,569
Other charges                 15,779         -     2,434    4,870
Income (loss) from
  operations                 (14,340)   12,527    15,839   16,296
Net income                     7,815     9,133    13,009   20,066
Net income per share             .21       .25       .35      .54

YEAR ENDED MAY 31, 1996

Revenue                     $114,077  $118,080  $121,517 $145,950
Cost of goods sold            95,898    99,114   103,210  123,270
Other charges                    900         -       110    1,707
Income from operations         8,083     9,494     9,090   11,032
Net income                     5,101     6,050     6,077    8,006
Net income per share             .14       .17       .17      .22




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III



     The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement to be filed in connection with its 1997 Annual Meeting of Stockholders to be held on October 15, 1997.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents Filed as a Part of this Report
                                                           PAGES

1.   Financial Statements:

     Report of Management                                    40

     Report of Independent Auditors                          41

     Consolidated Statements of Operations                   42

     Consolidated Balance Sheets                             43

     Consolidated Statements of Cash Flows                   44

     Consolidated Statements of Stockholders' Equity         46

     Notes to Consolidated Financial Statements              48



2.   EXHIBITS:

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
          January 21, 1994.


                          EXHIBIT INDEX (Continued)

EXHIBIT                   DESCRIPTION                        PAGE
  4.B     Indenture dated as of March 16, 1993 among           -
          Wyman-Gordon Company, its Subsidiaries and
          State Street Bank and Trust Company as Trustee
          with respect to Wyman-Gordon Company's 10 3/4%
          Senior Notes due 2003 - incorporated by
          reference to Exhibit 4C to the Company's
          Report on Form 10-K for the year ended
          December 31, 1992.

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
          May 26, 1994.

  4.E     Instruments defining the rights of holders           -
          of long-term debt are omitted pursuant to
          paragraph (b)(4)(iii) of Regulation S-K
          Item 601.  The Company agrees to furnish such
          instruments to the Commission upon request.

 10.A     Andrew C. Genor, Executive Severance                 -
          Agreement dated April 17, 1996 - incorporated
          by reference to Exhibit 10.A to the Company's
          Report on Form 10-K dated May 31, 1996.

 10.B     David P. Gruber, Executive Severance                 -
          Agreement dated April 17, 1996 - incorporated
          by reference to Exhibit 10.B of the Company's
          Report on Form 10-K dated May 31, 1996.

 10.C     Sanjay N. Shah, Executive Severance                  -
          Agreement dated April 17, 1996 - incorporated
          by reference to Exhibit 10.C of the Company's
          Report on Form 10-K dated May 31, 1996.

 10.D     J. Douglas Whelan, Executive Severance               -
          Agreement dated April 17, 1996 - incorporated
          by reference to Exhibit 10.D of the Company's
          Report on Form 10-K dated May 31, 1996.

 10.E     Wallace F. Whitney, Jr., Executive Severance         -
          Agreement dated April 17, 1996 - incorporated
          by reference to Exhibit 10.E to the Company's
          Report on Form 10-K dated May 31, 1996.

                          EXHIBIT INDEX (Continued)

EXHIBIT                   DESCRIPTION                        PAGE
 10.F     Frank J. Zugel, Executive Severance                  -
          Agreement dated April 17, 1996 - incorporated
          by reference to Exhibit 10.F of the Company's
          Report on Form 10-K dated May 31, 1996.

 10.G     Andrew C. Genor, Performance Stock Option            -
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.G of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.H     David P. Gruber, Performance Stock Option            -
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.H of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.I     Sanjay N. Shah, Performance Stock Option             -
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.I of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.J     J. Douglas Whelan, Performance Stock Option          -
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.J of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.K     Wallace F. Whitney, Jr., Performance Stock           -
          Option Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.K of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.L     Frank J. Zugel, Performance Stock Option             -
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.L of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.M     Andrew C. Genor, Performance Share Agreement         -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996  -
          incorporated by reference to Exhibit 10.M of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.N     David P. Gruber, Performance Share Agreement         -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.N of the
          Company's Report on Form 10-K dated May 31, 1996.

                          EXHIBIT INDEX (Continued)
EXHIBIT                   DESCRIPTION                        PAGE
 10.O     Sanjay N. Shah, Performance Share Agreement          -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.O of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.P     J. Douglas Whelan, Performance Share Agreement       -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.P of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.Q     Wallace F. Whitney, Jr., Performance Share           -
          Agreement under the Wyman-Gordon Company
          Long-term Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.Q of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.R     Frank J. Zugel, Performance Share Agreement          -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.R of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.S     Andrew C. Genor, Stock Option Agreement              -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.S of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.T     David P. Gruber, Stock Option Agreement              -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.T of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.U     Sanjay N. Shah, Stock Option Agreement               -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.U of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.V     J. Douglas Whelan, Stock Option Agreement            -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.V of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.W     Wallace F. Whitney, Jr., Stock Option Agreement      -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.W of the
          Company's Report on Form 10-K dated May 31, 1996.

                          EXHIBIT INDEX (Continued)

EXHIBIT                   DESCRIPTION                        PAGE
 10.X     Frank J. Zugel, Stock Option Agreement               -
          under the Wyman-Gordon Company Long-term
          Incentive Plan dated April 17, 1996 -
          incorporated by reference to Exhibit 10.X of the
          Company's Report on Form 10-K dated May 31, 1996.

 10.Y   Amendment to Performance Share Agreement under        -
        the Wyman-Gordon Company Long-term Incentive
        Plan dated May 24, 1994 between Wyman-Gordon
        Company and David P. Gruber - incorporated by
        reference to Exhibit 10.Y of the Company's Report
        on Form 10-K dated May 31, 1996.

 10.Z   Stock Purchase Agreement dated as of January 10,       -
        1994 between Cooper Industries, Inc. and the
        Company - incorporated by reference to Annex A
        to the Company's preliminary Proxy Statement
        filed with the Securities and Exchange
        Commission on March 8, 1994.

 10.AA  Investment Agreement dated as of January 10,           -
        1994 between Cooper Industries, Inc. and the
        Company - incorporated by reference to Annex B
        to the Company's preliminary Proxy Statement
        filed with the Securities and Exchange
        Commission on March 8, 1994.

 10.AB  Amendment dated May 26, 1994 to Investment             -
        Agreement dated as of January 10, 1994,
        between the Company and Cooper - incorporated
        by reference to the Company's Report on
        Form 8-K dated May 26, 1994.

 10.AC  Revolving Credit Agreement dated as of May 20,         -
        1994 among Wyman-Gordon Receivables Corporation,
        the Financial Institutions Parties Hereto and
        Shawmut Bank N.A. as Issuing Bank, as Facility
        Agent and as Collateral Agent - incorporated by
        reference to the Company's Report on Form 8-K
        dated May 26, 1994.

 10.AD  Receivables Purchase and Sale Agreement dated          -
        as of May 20, 1994 among Wyman-Gordon Company,
        Wyman-Gordon Investment Castings, Inc. and
        Precision Founders Inc. as the Sellers, Wyman-
        Gordon Company as the Servicer and Wyman-Gordon
        Receivables Corporation as the Purchaser -
        incorporated by reference to the Company's
        Report on Form 8-K dated May 26, 1994.

                          EXHIBIT INDEX (Continued)

EXHIBIT                 DESCRIPTION                         PAGE
 10.AE  Performance Share Agreement under the Wyman-           -
        Gordon Company Long-Term Incentive Plan between
        the Company and David P. Gruber dated as of
        May 24, 1994 - incorporated by reference to the
        Company's Report on Form 8-K dated May 26, 1994.

 10.AF  Long-term Incentive Plan dated July 19, 1995           -
        - incorporated by reference to Appendix A of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.

 10.AG  Wyman-Gordon Company Non-Employee Director             -
        Stock Option Plan dated January 18, 1995 -
        incorporated by reference to Appendix C of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.

 10.AH  Wyman-Gordon Company Long-Term Incentive Plan
        dated January 15, 1997 - incorporated by
        reference to Appendix A of the Company's "Proxy
        Statement for Annual Meeting of Stockholders" to
        be held on October 15, 1997.                           -

 21     List of Subsidiaries                                 E-1

 23     Consent of Ernst & Young LLP                          86

 27     Financial Data Schedule                              E-2




(b)  Reports on Form 8-K

     On April 14, 1997, the Company refiled a Form 8-K, originally filed on January 24, 1997, that included an unaudited Statement of Operations for the twelve months ended December 31, 1996 in accordance with Section 11(a) and Rule 158 of the Securities Act of 1933.
















                       CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-8, File Numbers 2-56547, 2-75980,
33-26980, 33-48068 and 33-64503) pertaining to the Wyman-Gordon
Company Executive Long-Term Incentive Program (1975) - Amendment
No. 6, the Wyman-Gordon Company Stock Purchase Plan, the Wyman-
Gordon Company Savings/Investment Plan, the Wyman-Gordon Company
Long-Term Incentive Plan and the Wyman-Gordon Company Employee
Stock Purchase Plan; and the Registration Statements (Form S-3,
File Numbers 33-63459 and 333-32149) of Wyman-Gordon Company and in the related Prospectuses of our report dated June 23, 1997, with respect to the consolidated financial statements of Wyman-Gordon
Company and subsidiaries included in this Annual Report (Form 10-K) for the year ended May 31, 1997.



/S/ERNST & YOUNG LLP

Boston, Massachusetts
August 7, 1997



































                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Wyman-Gordon Company
                                 (REGISTRANT)

     By       /S/  ANDREW C. GENOR                 August 8, 1997
                   Andrew C. Genor                     Date
        Vice President, Chief Financial Officer
                    and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ JOHN M. NELSON         Chairman of the         August 8, 1997
     John M. Nelson       Board of Directors            Date


 /S/ DAVID P. GRUBER          President,            August 8, 1997
     David P. Gruber    Chief Executive Officer         Date
                             and Director


 /S/ ANDREW C. GENOR        Vice President,         August 8, 1997
     Andrew C. Genor    Chief Financial Officer         Date
                           and Treasurer and
                      Principal Financial Officer


 /S/ JEFFREY B. LAVIN    Corporate Controller       August 8, 1997
     Jeffrey B. Lavin        and Principal              Date
                          Accounting Officer


 /S/ E. PAUL CASEY             Director             August 8, 1997
     E. Paul Casey                                      Date


 /S/ WARNER S. FLETCHER        Director             August 8, 1997
     Warner S. Fletcher                                 Date


 /S/ ROBERT G. FOSTER          Director             August 8, 1997
     Robert G. Foster                                   Date


 /S/ RUSSELL E. FULLER         Director             August 8, 1997
     Russell E. Fuller                                  Date

 /S/ CHARLES W. GRIGG          Director             August 8, 1997
     Charles W. Grigg                                    Date


 /S/ M HOWARD JACOBSON         Director             August 8, 1997
     M Howard Jacobson                                   Date


 /S/ JUDITH S. KING            Director             August 8, 1997
     Judith S. King                                      Date


 /S/ H. JOHN RILEY, JR.        Director             August 8, 1997
     H. John Riley, Jr.                                  Date


 /S/ JON C. STRAUSS            Director             August 8, 1997
     Jon C. Strauss                                      Date


 /S/ DAVID A. WHITE, JR.       Director             August 8, 1997
     David A. White, Jr.                                 Date