Form 10-Q
period 1997-08-31
WYMAN GORDON CO
filed 1997-10-03
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                     AUGUST 31, 1997
  Common Stock, $1 Par Value          36,278,579

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                                          THREE MONTHS ENDED
                                        AUGUST 31,  AUGUST 31,
                                           1997        1996
                          (000's omitted, except per share data)
Revenue                                 $180,009    $134,235

Less:
  Cost of goods sold                     146,764     122,744
  Selling, general and
    administrative expenses               13,395      10,052
  Other charges(credits)                  (1,900)     15,779
                                         158,259     148,575

Income (loss) from operations             21,750     (14,340)

Other deductions (income):
  Interest expense                         2,890       2,722
  Miscellaneous, net                         331      (5,197)
                                           3,221      (2,475)

Income (loss) before income taxes         18,529     (11,865)
Provision (benefit) for income taxes       6,670     (19,680)

Net income                              $ 11,859    $  7,815

Net income per share                    $    .32    $    .21

Shares used to compute net
  income per share                        37,421      36,619







     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           AUGUST 31,    MAY 31,
                                              1997        1997
                                           (Unaudited)
                                                (000's omitted)
ASSETS

  Cash and cash equivalents                $ 26,584     $ 51,971
  Accounts receivable                       125,431      119,159
  Inventories                               113,244       92,332
  Other current assets                       10,189        7,789
  Deferred income taxes                       2,500        6,500
     Total current assets                   277,948      277,751

  Property, plant and equipment, net        162,077      153,737
  Intangible assets                          19,079       19,255
  Other assets                                3,587        3,628
                                           $462,691     $454,371

LIABILITIES

  Borrowings due within one year           $     77     $     77
  Accounts payable                           63,687       62,092
  Accrued liabilities and other              44,391       49,377
     Total current liabilities              108,155      111,546

  Restructuring, integration, disposal
   and environmental                         18,452       18,172
  Long-term debt                             96,154       96,154
  Pension liability                           1,092        1,102
  Deferred income tax and other              11,565       15,861
  Postretirement benefits                    46,632       47,138

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             28,692       27,608
  Retained earnings                         126,816      114,957
  Equity adjustments                          2,205        2,763
  Less treasury stock at cost
     August 31, 1997 - 774,141 shares
     May 31, 1997 - 1,001,199 shares        (14,125)     (17,983)
                                            180,641      164,398
                                           $462,691     $454,371


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                            THREE MONTHS ENDED
                                         AUGUST 31,    AUGUST 31,
                                            1997          1996
                                              (000's omitted)
Operating activities:
  Net income                              $ 11,859     $ 7,815

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           5,435       4,956
     Deferred taxes                          4,000           -
     Other charges                               -      13,045
     Provision for equity investment             -       2,734
     Changes in assets and liabilities:
       Accounts receivable                  (6,272)      5,261
       Tax and interest receivable               -     (20,258)
       Inventories                         (20,912)     (7,723)
       Prepaid expenses and other assets    (2,359)        709
       Accrued restructuring, disposal
         and environmental                    (392)       (782)
       Income and other taxes                1,943      (4,343)
       Accounts payable and accrued
         liabilities                        (7,164)      2,241
     Net cash provided (used) by
       operating activities                (13,862)      3,655

Investing activities:
  Capital expenditures                     (13,673)     (7,184)
  Proceeds from sale of fixed assets           222         323
  Other, net                                  (716)       (413)
     Net cash provided (used) by
       investing activities                (14,167)     (7,274)

Financing activities:
  Payment to Cooper Industries, Inc.        (2,300)          -
  Net proceeds from issuance of
    common stock                             4,942       1,389
     Net cash provided by
       financing activities                  2,642       1,389

Increase (decrease) in cash                (25,387)     (2,230)

Cash, beginning of year                     51,971      30,134

Cash, end of period                       $ 26,584     $27,904

     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1997




NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at August 31, 1997 and its results of operations and cash flows for the three months ended August 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its May 31, 1997 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at May 31, 1997 and 1996 and its results of operations and cash flows for the years ended May 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.

NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     Two new accounting rules, FAS 130 - Reporting Comprehensive Income and FAS 131 - Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The implementation of FAS 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of FAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. The Company is currently assessing the impact that the new standards will have on its financial statements. Implementation of both of these new standards is required for the year ending May 31, 1999 ("fiscal year 1999").

     A new accounting rule, FAS 128 - Earnings per Share (EPS), was issued in February 1997. The implementation will require the disclosure of basic (currently referred to as primary) and diluted (currently referred to as fully diluted) EPS. The calculation of basic EPS under the new rule will not change from the current calculation of primary EPS. The calculation of diluted EPS under the new rule will not be materially different from the current calculation of fully diluted EPS.
Implementation of this new standard is required for the third quarter ending February 28, 1998 of the year ending May 31, 1998 ("fiscal year 1998").

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1997


NOTE C - INVENTORIES

Inventories consisted of:

                            AUGUST 31, 1997     MAY 31, 1997
                                      (000's omitted)
     Raw material               $ 51,486           $ 36,990
     Work-in-process              67,619             61,741
     Supplies                      7,138              6,906
                                 126,243            105,637
     Less progress payments       12,999             13,305
                                $113,244           $ 92,332

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at August 31, 1997 and May 31, 1997.

     There were no LIFO inventory credits or charges to cost of goods sold in the three months ended August 31, 1997 or August
31, 1996.

NOTE D - COMMITMENTS AND CONTINGENCIES

     At August 31, 1997, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     The Company had foreign exchange contracts totaling approximately $34,815,000 at August 31, 1997. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three months ended August 31, 1997 and 1996 were not material.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1997


NOTE D - COMMITMENTS AND CONTINGENCIES, Continued

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of WGFI, a wholly-owned subsidiary of the Company.  The accident occurred while a crew of ten men was performing maintenance on the accumulator system that
supplies hydraulic power for WGFI's 35,000 ton press. The maintenance required that the system be completely depressurized which the crew believed to be the case. However, subsequent examination has shown that a valve on one of the pressure vessels
was closed thereby containing pressure in that vessel.      The crew
was in the process of removing the bolts on the vessel when the few remaining bolts could no longer hold the pressure and the lid was blown off, killing eight crew members and seriously injuring two others. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from some current employees.

     OSHA conducted an investigation of the accident. On June 18, 1997, WGFI reached an agreement with OSHA, settling citations resulting from the accident. Under the terms of the settlements, WGFI agreed to pay a fine of $1.8 million and not to contest the OSHA citations. The $1.8 million fine was paid in the first quarter of fiscal year 1998.

     Although no lawsuits have yet been filed, the injured workers and the decedents' families have all retained attorneys to represent them in the matter and who have notified the Company that they intend to assert claims against the Company on behalf of their clients. The Company has cooperated with such attorneys by providing them information and allowing them and their experts access to Company facilities. In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers Compensation Act. WGFI, the employer of the deceased employees, has workers compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision does not extend to WGFI's parent corporation, Wyman-Gordon Company. Therefore, if lawsuits on behalf of the victims in the Houston accident are brought against Wyman-Gordon Company and if the evidence supports a finding that Wyman-Gordon Company acted negligently in its supervision of WGFI and such negligence had a causal connection with the accident, the plaintiffs would be able to recover damages, both compensatory and punitive, if applicable, against the parent company even in the absence of gross negligence.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1997



NOTE D - COMMITMENTS AND CONTINGENCIES, Continued

     It is not possible at this time to determine the extent, if any, to which WGFI or Wyman-Gordon Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million. WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Counsel for the Company has been engaged for several months in settlement discussions with attorneys representing persons who have threatened to assert claims against the Company and/or WGFI relating to the deaths of those killed in the accident. At this time, however, none of the survivors of those decedents (nor any other potential private plaintiff claims to have been injured by the accident) has settled any claims against the Company and/or WGFI relating to the accident. There is a substantial risk that the Company will not be able to settle all threatened and potential claims relating to the accident for an aggregate amount within its insurance coverage limits. If the Company is not successful in settling all such claims or terms acceptable to the Company, the Company anticipates that one or more lawsuits relating to the accident will be filed against it and WGFI. The Company anticipates that, if such lawsuits are filed, they will include claims for compensatory as well as punitive damages in amounts that in aggregate may be significantly in excess of available insurance coverage. The Company intends vigorously to defend any such lawsuits as may be filed relating to the accident. However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition and its results of operations, particularly if such judgment includes an award for punitive damages.

     The costs of the accident through May 31, 1997 were approximately $11.9 million, including substantial property damage at the Houston facility and costs of business interruption as a result of the 35,000 ton press having been out of operation until the first week of March 1997. The Company has recovered $6.9 million under property damage and business interruption insurance policies it maintains leaving approximately $5.0 million of costs that were recorded in fiscal year 1997. As of August 31, 1997, the Company has not incurred any additional costs and does not anticipate any future costs related to the accident.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1997



NOTE E - OTHER CHARGES (CREDITS)

     In the three months ended August 31, 1997, the Company recorded other credits of $1,900,000 resulting from the disposal of a building held for sale.

     In the three months ended August 31, 1996, the Company recorded other charges of $15,779,000. Such other charges include $4,600,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility and $3,400,000 to write-off and disposal of certain Forging equipment. Other charges also include $2,300,000 to reduce the carrying value of certain assets of the Company's titanium castings operations, $2,485,000 to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $250,000 relating to expenditures for an investment in another joint venture and $2,745,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

"FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY"

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe," "expect," "anticipate," "intend," "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, information concerning raw material prices and availability, customer orders and pricing, and industry cyclicality and their impact on gross margins and business trends as well as liquidity and sales volume are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     Certain factors that might cause such differences include, but are not limited to, the following: The Company's ability to successfully negotiate long-term contracts with customers and raw materials suppliers at favorable prices; the Company's ability to obtain required raw materials on a timely basis; and the cyclicality of the aerospace industry.

     For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, in particular see the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 Part I, Item 1 - "Business - The Company", "Customers", "Marketing and Sales", "Backlog", "Raw Materials", "Energy Usage", "Employees", "Competition", "Environmental Regulations", "Product Liability Exposure" and "Legal Proceedings".

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         AUGUST 31, 1997     AUGUST 31, 1996
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $145,747    81%     $ 93,062    69%
Energy                     26,667    15%       30,636    23%
Other                       7,595     4%       10,537     8%
                         $180,009   100%     $134,235   100%

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1997 ("first quarter of fiscal year 1998") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996 ("first quarter of fiscal year 1997")

     The Company's revenue increased 34.1% to $180.0 million in the first quarter of fiscal year 1998 from $134.2 million in the first quarter of fiscal year 1997 as a result of higher sales volume and higher sales prices at the Company's Forgings and Castings Divisions. These revenue increases during the first quarter of fiscal year 1998 as compared to the first quarter of fiscal year 1997 are reflected by market as follows: a $52.7 million (56.6%) increase in aerospace, a $4.0 million (13.0%) decrease in energy and a $2.9 million (27.9%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. The decrease in energy revenue was a result of lower shipments of extruded pipe during the first quarter of fiscal year 1998 as compared to the first quarter of fiscal year 1997. Revenues in the first quarter of fiscal year 1997 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. Revenues in the first quarter of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog has increased to $935.3 million at August 31, 1997 from $895.8 million at May 31, 1997 and from $690.6 million at August 31, 1996. The increase from May 31, 1997 resulted primarily from higher bookings of aerospace structural parts. The increase from August 31, 1996 resulted from the following factors:

     1. Higher build rates of the Company's engine and airframe customers,

     2. Higher prices for the Company's aerospace products, particularly as reflected in new long-term agreements
          ("LTAs") which went into effect on January 1, 1997, and

     3. An increase in overdue orders to customer delivery dates as a result of shipping delays at the Company due to capacity constraints and raw material unavail-ability.

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, that prices will moderate and that recent capacity additions at the Company and its suppliers will enable the Company to meet its customer delivery requirements in a more timely fashion.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1997 ("first quarter of fiscal year 1998") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996 ("first quarter of fiscal year 1997")
(Continued)

     The Company's gross margin was 18.5% in the first quarter of fiscal year 1998 as compared to 8.6% in the first quarter of fiscal year 1997. The improvement in gross margin resulted from higher production volumes, improved pricing and continued emphasis on controlling costs. Gross margin in the first quarter of fiscal 1998 was negatively affected by production inefficiency costs related to recent personnel additions and the reinstallation and start-up of two major forge presses. The Company expects that the addition of these presses will increase the Company's ability to meet its customers' requirements.

     Gross margin in the first quarter of fiscal year 1997 was negatively affected by a net charge of $5.8 million to recognize losses on long-term, fixed price contracts for the production of certain aerospace structural products, and by higher raw material costs which could not be passed on to customers as a result of the then existing long-term agreements with customers.

     Selling, general and administrative expenses increased 33.3% to $13.4 million during the first quarter of fiscal year 1998 from $10.1 million during the first quarter of fiscal year 1997. Selling, general and administrative expenses as a percentage of revenues improved to 7.4% (6.4% excluding the non-cash compensation expense charge noted in the second following sentence) in the first quarter of fiscal year 1998 from 7.5% in the first quarter of fiscal year 1997. The improvement as a percent of revenues was primarily the result of higher revenues. Selling, general and administrative expenses in the first quarter of fiscal year 1998 included approximately $1.9 million of non-cash compensation expense associated with the Company's performance share program.

     During the first quarter of fiscal year 1998, the Company recorded other credits of $1.9 million resulting from the disposal of a building held for sale.

     During the first quarter of fiscal year 1997, the Company recorded other charges of $15.8 million. Such other charges include $4.6 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility and $3.4 million to write-off and dispose of certain Forging equipment. Other charges also include $2.3 million to reduce the carrying value of certain assets of the Company's titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture and $2.7 million to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1997 ("first quarter of fiscal year 1998") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996 ("first quarter of fiscal year 1997")
(Continued)

     Interest expense increased $0.2 million to $2.9 million in the first quarter of fiscal year 1998 compared to $2.7 million in the first quarter of fiscal year 1997.

     Miscellaneous, net was an expense of $0.3 million in the first quarter of fiscal year 1998 as compared to income of $5.2 million in the first quarter of fiscal year 1997. Miscellaneous, net in the first quarter of fiscal 1997 included interest income on a refund of prior years' income taxes amounting to $3.5 million and a $1.7 million gain on the sale of fixed assets.

     The Company recorded a provision for income taxes of $6.7 million in the first quarter of fiscal year 1998 compared to a net benefit of a refund of prior years' income taxes amounting to $19.7 million in the first quarter of fiscal year 1997.

     The Company expects that in fiscal year 1998, income tax provisions will approximate statutory rates subject to utilization of state net operating losses ("NOLs"). The effective tax rate in the first quarter of fiscal 1998 was 36%.

     Net income was $11.9 million, or $.32 per share, in the first quarter of fiscal year 1998 and $7.8 million, or $.21 per share in the first quarter of fiscal year 1997. The $4.1 million improvement resulted from the items described above.



LIQUIDITY AND CAPITAL RESOURCES

     The decrease in the Company's cash of $25.4 million to $26.6 million at August 31, 1997 from $52.0 million at May 31, 1997 resulted primarily from cash used by operating activities of $13.9 million, capital expenditures of $13.7 million and the $2.3 million payment to Cooper Industries, Inc. ("Cooper") offset by the issuance of common stock of $4.9 million in connection with employee compensation and benefit plans. The $2.3 million payment to Cooper was made in accordance with the Company's $4.6 million promissory note payable to Cooper under the terms of the "Stock Purchase Agreement" with Cooper related to the acquisition of Cameron Forged Products Company in May 1994. The remaining $2.3 million is payable on June 30, 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The increase in the Company's working capital of $3.6 million to $169.8 million at August 31, 1997 from $166.2 million at May 31, 1997 resulted primarily from (in millions):

Net Income                                   $11.9
Decrease in:
  Intangible and other assets                   .3
  Long-term benefit liabilities                (.5)
  Deferred taxes and other                    (4.3)
Increase in:
  Long-term restructuring, integration
    disposal and environmental                  .3
  Property, plant and equipment, net          (8.4)
Other changes in stockholders' equity          (.6)
Issuance of common stock                       4.9
     Increase in working capital             $ 3.6

     Earnings before interest, taxes, depreciation, amortization and changes in accounting principles ("EBITDA") increased $31.0 million to $26.9 million in the first quarter of fiscal year 1998 from $(4.2) million in the first quarter of fiscal year 1997.

     Earnings before interest, taxes, depreciation, amortization, other charges (credits) and changes in accounting principles ("Adjusted EBITDA") increased $13.4 million to $25.0 million in the first quarter of fiscal year 1998 from $11.6 million in the first quarter of fiscal year 1997. The EBITDA and Adjusted EBITDA increases reflect higher profitability as discussed above.

     Neither EBITDA nor Adjusted EBITDA should be considered a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. Investors should be aware that EBITDA and Adjusted EBITDA as shown above may not be comparable to similarly titled measures presented by other companies, and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

     As of May 31, 1997, the Company estimated the remaining cash requirements for the restructuring in 1997 to be $5.5 million.
Of such amount, the Company expects to spend approximately $5.2 million during fiscal year 1998 and $0.3 million thereafter. In the first quarter of fiscal year 1998, spending related to the 1997 Restructuring amounted to $0.4 million.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     As of May 31, 1997, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $2.1 million, of which the Company expects to spend approximately $0.7 million during fiscal year 1998 and $1.4 million thereafter. In the first quarter of fiscal year 1998, spending related to the integration of Cameron and associated direct costs amounted to $0.1 million.

     The Company expects to spend $0.9 million in fiscal year
1998 and $15.3 million thereafter on non-capitalizable environmental activities. In the first quarter of fiscal year
1998, $0.2 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. In the first quarter of fiscal year 1998, capital expenditures amounted to $13.7 million and are expected to be approximately $30.0 million in fiscal year 1998.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of August 31, 1997, the total availability under the Receivables Financing Program was $57.7 million, there were no borrowings and letters of credit amounting to $6.9 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, has a credit agreement with a Scottish bank ("the U.K. Credit Agreement"). The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit or guarantee limit of 2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at August 31, 1997 and the Company had issued 0.7 million pounds sterling (approximately $1.2 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     In December 1996, the Company borrowed the proceeds of an Industrial Revenue Bond (the "IRB") amounting to $6.0 million maturing in the year 2005. The Company maintains a letter of credit to collateralize the IRB. The proceeds of the IRB are restricted for the construction of the Scaled Manufacturing, Inc. facility in Montrose, Colorado. As of August 31, 1997, cash and cash equivalents includes $1.6 million restricted for such use.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($26.6 million at August 31, 1997), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.


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


ACCOUNTING AND TAX MATTERS

     Two new accounting rules, FAS 130 - Reporting Comprehensive Income and FAS 131 - Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The implementation of FAS 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of FAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. The Company is currently assessing the impact that the new standards will have on its financial statements. Implementation of both of these new standards is required for the year ending May 31, 1999 ("fiscal year 1999").

     A new accounting rule, FAS 128 - Earnings per Share (EPS), was issued in February 1997. The implementation will require the disclosure of basic (currently referred to as primary) and diluted (currently referred to as fully diluted) EPS. The calculation of basic EPS under the new rule will not change from the current calculation of primary EPS. The calculation of diluted EPS under the new rule will not be materially different from the current calculation of fully diluted EPS.
Implementation of this new standard is required for the third quarter ending February 28, 1998 of fiscal year 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


ACCOUNTING AND TAX MATTERS (Continued)

     The Company is in the process of conducting a review of its computer systems to identify areas that could be affected by the "Year 2000" issue. An implementation plan will then be developed to resolve the issues identified. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in computational errors as dates are compared across the century boundary. The total cost of altering the applicable program code is being determined as part of the Company's implementation plan.


OTHER MATTERS

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of WGFI, a wholly-owned subsidiary of the Company. The accident occurred while a crew of ten men was performing maintenance on the accumulator system that supplies hydraulic power for WGFI's 35,000 ton press. The maintenance required that the system be completely depressurized which the crew believed to be the case. However, subsequent examination has shown that a valve on one of the pressure vessels was closed thereby containing pressure in that vessel. The crew was in the process of removing the bolts on the vessel when the few remaining bolts could no longer hold the pressure and the lid was blown off, killing eight crew members and seriously injuring two others. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from some current employees.

     OSHA conducted an investigation of the accident. On June 18, 1997, WGFI reached an agreement with OSHA, settling citations resulting from the accident. Under the terms of the settlements, WGFI agreed to pay a fine of $1.8 million and not to contest the OSHA citations. The $1.8 million fine was paid in the first quarter of fiscal year 1998.

     Although no lawsuits have yet been filed, the injured workers and the decedents' families have all retained attorneys to represent them in the matter and who have notified the Company that they intend to assert claims against the Company on behalf of their clients. The Company has cooperated with such attorneys by providing them information and allowing them and their experts access to Company facilities. In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers Compensation Act. WGFI, the employer of the deceased employees, has workers compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS (Continued)

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

     It is not possible at this time to determine the extent, if any, to which WGFI or Wyman-Gordon Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million. WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Counsel for the Company has been engaged for several months in settlement discussions with attorneys representing persons who have threatened to asset claims against the Company and/or WGFI relating to the deaths of those killed in the accident. At this time, however, none of the survivors of those decedents (nor any other potential private plaintiff claims to have been injured by the accident) has settled any claims against the Company and/or WGFI relating to the accident. There is a substantial risk that the Company will not be able to settle all threatened and potential claims relating to the accident for an aggregate amount within its insurance coverage limits. If the Company is not successful in settling all such claims or terms acceptable to the Company, the Company anticipates that one or more lawsuits relating to the accident will be filed against it and WGFI. The Company anticipates that, if such lawsuits are filed, they will include claims for compensatory as well as punitive damages in amounts that in aggregate may be significantly in excess of available insurance coverage. The Company intends vigorously to defend any such lawsuits as may be filed relating to the accident. However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition the results of operations, particularly if such judgment includes an award for punitive damages.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS (Continued)

     The costs of the accident through May 31, 1997 were approximately $11.9 million, including substantial property damage at the Houston facility and costs of business interruption as a result of the 35,000 ton press having been out of operation until the first week of March 1997. The Company has recovered $6.9 million under property damage and business interruption insurance policies it maintains leaving approximately $5.0 million of costs that were recorded in fiscal year 1997. As of August 31, 1997, the Company has not incurred any additional costs and does not anticipate any future costs related to the accident.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Three Months
                Ended August 31, 1997.

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  10/3/97           By: /S/ ANDREW C. GENOR
                                 Andrew C. Genor
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:  10/3/97           By: /S/ JEFFREY B. LAVIN
                             Jeffrey B. Lavin
                             Corporate Controller