Form 10-Q
period 1997-11-30
WYMAN GORDON CO
filed 1998-01-09
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                     NOVEMBER 30, 1997
  Common Stock, $1 Par Value          36,270,902

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                            THREE MONTHS ENDED   SIX MONTHS ENDED
                            NOV. 30,  NOV. 30,  NOV. 30,  NOV. 30,
                              1997      1996      1997      1996
                            (000's omitted, except per share data)
Revenue                     $189,370  $138,655  $369,378  $272,890

Less:
  Cost of goods sold         157,422   115,079   304,185   237,823
  Selling, general and
    administrative expenses   13,177    11,049    26,572    21,102
  Other charges(credits)      (3,000)        -    (4,900)   15,779
                             167,599   126,128   325,857   274,704

Income (loss) from
  operations                  21,771    12,527    43,521    (1,814)

Other deductions (income):
  Interest expense             2,791     2,659     5,682     5,382
  Miscellaneous, net             392       735       722    (4,464)
                               3,183     3,394     6,404       918

Income (loss) before
  income taxes                18,588     9,133    37,117    (2,732)
Provision (benefit) for
  income taxes                 5,252         -    11,922   (19,680)

Net income                  $ 13,336  $  9,133  $ 25,195  $ 16,948

Net income per share        $    .36  $    .25  $    .67  $    .46

Shares used to compute net
  income per share            37,517    37,124    37,446    36,896





     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                          NOVEMBER 30,   MAY 31,
                                              1997        1997
                                          (Unaudited)
                                              (000's omitted)
ASSETS

  Cash and cash equivalents                $ 26,247     $ 51,971
  Accounts receivable                       125,819      119,159
  Inventories                               116,667       92,332
  Other current assets                       11,171        7,789
  Deferred income taxes                           -        6,500
     Total current assets                   279,904      277,751

  Property, plant and equipment, net        165,133      153,737
  Intangible assets                          18,903       19,255
  Other assets                                3,261        3,628
                                           $467,201     $454,371

LIABILITIES

  Borrowings due within one year           $     77     $     77
  Accounts payable                           55,155       62,092
  Accrued liabilities and other              44,496       49,377
     Total current liabilities               99,728      111,546

  Restructuring, integration, disposal
   and environmental                         18,361       18,172
  Long-term debt                             96,154       96,154
  Pension liability                           1,122        1,102
  Deferred income tax and other              11,393       15,861
  Postretirement benefits                    45,609       47,138

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             28,997       27,608
  Retained earnings                         140,076      114,957
  Equity adjustments                          4,000        2,763
  Less treasury stock at cost
     November 30, 1997 - 781,818 shares
     May 31, 1997 - 1,001,199 shares        (15,292)     (17,983)
                                            194,834      164,398
                                           $467,201     $454,371


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                            SIX MONTHS ENDED
                                         NOVEMBER 30,  NOVEMBER 30,
                                             1997          1996
                                              (000's omitted)
Operating activities:
  Net income                              $ 25,195     $16,948

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization          11,185      10,099
     Deferred taxes                          6,500           -
     Other charges                               -      13,045
     Provision for equity investment             -       2,734
     Changes in assets and liabilities:
       Accounts receivable                  (5,741)     (3,663)
       Inventories                         (24,335)    (19,052)
       Prepaid expenses and other assets    (3,935)       (584)
       Accrued restructuring, disposal
         and environmental                  (1,758)     (1,600)
       Income and other taxes                  279      (4,452)
       Accounts payable and accrued
         liabilities                       (13,846)      3,223
     Net cash provided (used) by
       operating activities                 (6,456)     16,698

Investing activities:
  Capital expenditures                     (22,688)    (14,303)
  Proceeds from sale of fixed assets           471           -
  Other, net                                 1,169         491
     Net cash provided (used) by
       investing activities                (21,048)    (13,812)

Financing activities:
  Payment to Cooper Industries, Inc.        (2,300)          -
  Net proceeds from issuance of
    common stock                             8,683       3,257
  Repurchase of Common Stock                (4,603)          -
     Net cash provided by
       financing activities                  1,780       3,257

Increase (decrease) in cash                (25,724)      6,143

Cash, beginning of year                     51,971      30,134

Cash, end of period                       $ 26,247     $36,277

     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             November 30, 1997
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at November 30, 1997 and its results of operations and cash flows for the six months ended November 30, 1997 and November 30, 1996. All such adjustments are of a normal recurring nature.

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

NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The implementation of SFAS 130 will require that the components of comprehensive income be reported in the financial statements.
The implementation of SFAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. The Company is currently assessing the impact that the new standards will have on its financial statements. Implementation of both of these new standards is required for the year ending May 31, 1999 ("fiscal year 1999").

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for both interim and annual periods ending after December 15, 1997. In the third quarter of fiscal year 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of common stock equivalents will be excluded in calculating basic earnings per share. All dilutive securities will be considered in the presentation of diluted earnings per share under SFAS 128. There is no material impact on earnings per share for the three or six months ended November 30, 1997 and 1996 calculated under SFAS 128.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1997
                                (Unaudited)

NOTE C - INVENTORIES

Inventories consisted of:

                            NOVEMBER 30, 1997   MAY 31, 1997
                                      (000's omitted)
     Raw material               $ 51,283           $ 36,990
     Work-in-process              77,893             61,741
     Other                         6,691              6,906
                                 135,867            105,637
     Less progress payments       19,200             13,305
                                $116,667           $ 92,332

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at November 30, 1997 and May 31, 1997.

     There were no LIFO inventory credits or charges to cost of goods sold in the three and six months ended November 30, 1997 or November 30, 1996.

NOTE D - COMMITMENTS AND CONTINGENCIES

     At November 30, 1997, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     The Company had foreign exchange contracts totaling approximately $42,200,000 at November 30, 1997. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three and six months ended November 30, 1997 and November 30, 1996 were not material.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1997
                                (Unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES, Continued

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company. The accident occurred while a crew of ten men was performing maintenance on the accumulator system that supplies hydraulic power for WGFI's 35,000 ton press. The maintenance required that the system be completely depressurized which the crew believed to be the case. However, subsequent examination has shown that a valve on one of the pressure vessels was closed thereby containing pressure in
that vessel.        The crew was in the process of removing the bolts
on the vessel when the few remaining bolts could no longer hold the pressure and the lid was blown off, killing eight crew members and injuring two others.

     OSHA conducted an investigation of the accident.  On June
18, 1997, WGFI reached an agreement with OSHA, settling citations resulting from the accident.

     The injured workers and the decedents' families have all retained attorneys who notified the Company that they intend to assert claims against the Company on behalf of their clients. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from one current employee. The Company has cooperated with attorneys for the decedents' families by providing them information and allowing them and their experts access to Company facilities.

     To date, the Company has settled all claims that could be brought by two of the decedent's families on terms acceptable to the Company and its insurance carriers and has agreed in principle to settle with the family of a third decedent. The Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation, as successor in interest to the manufacturer of the valve. One of the injured employees has subsequently filed a motion to be included in that lawsuit.

     In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers Compensation Act. WGFI, the employer of the deceased employees, has workers compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1997
                                (Unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES, Continued

workers compensation benefits. However, to do so they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision may not extend to the Company as parent corporation of WGFI. Therefore, with regard to the October 24, 1997 lawsuit and any future lawsuits brought on behalf of those killed or injured in the Houston accident or their families against the Company, if (i) the court finds that the Company had a legal duty to WGFI and its employees, (ii) the evidence supports a finding that the Company acted negligently in its duty to WGFI and its employees and (iii) such negligence had a causal connection with the accident, the plaintiffs might be able to recover compensatory damages against the Company. If it is shown that the Company's conduct amounted to gross neglect, and that conduct is found to be a cause of the accident, the plaintiffs may be able to recover punitive damages against the Company.

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Counsel for the Company has been engaged for several months in settlement discussions with attorneys representing the decedents' families. At this time, however, only three of the decedents' families (and none of the other claimants or potential claimants) have agreed to settle any claims against the Company and/or WGFI relating to the accident. If the Company is not successful in settling the remaining claims on terms acceptable to the Company, the Company anticipates that more lawsuits relating to the accident will be filed against it and WGFI. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, like the currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident.
However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1997
                                (Unaudited)


NOTE D - COMMITMENTS AND CONTINGENCIES, Continued

not covered by insurance, could have a material adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the United States Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire facility. The focus of the investigation is whether the Company failed to comply with required inspection procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications, which could be a violation of federal requirements. The investigating agencies have directed the Company to furnish various documents and information relating to the subject of the investigation.
The Company is cooperating fully with the investigation and in addition has substantially completed its own investigation, which was supervised by the Company's outside attorneys and conducted by quality and process auditors from another casting facility of the Company and by the Company's internal attorneys. Such investigation has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company, which could result in civil damages and penalties and criminal liability, if the Company were found to have violated federal laws. Based on the Company's own investigation to date (which is substantially completed), the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.


NOTE E - OTHER CHARGES (CREDITS)

     In the six months ended November 30, 1997, the Company recorded other credits of $4,900,000. Such other credits include a credit of $1,900,000 resulting from the disposal of a building held for sale, a credit of $4,000,000 for the recovery of cash surrender value of certain company-owned life insurance policies and a charge of $1,000,000 to provide for costs as a result of the shutdown of the 29,000 ton press at the Company's Houston, Texas forging facility. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.")

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1997
                                (Unaudited)


NOTE E - OTHER CHARGES (CREDITS), Continued

     In the six months ended November 30, 1996, the Company recorded other charges of $15,779,000. Such other charges include $4,600,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility and $3,400,000 to write-off and dispose of certain Forging equipment. Other charges also include $2,300,000 to reduce the carrying value of certain assets of the Company's titanium castings operations, $2,485,000 to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $250,000 relating to expenditures for an investment in another joint venture and $2,745,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.


NOTE F - SUBSEQUENT EVENT

     On December 15, 1997, the Company issued $150,000,000 of Senior Notes due 2007 ("Senior Notes") under an indenture between the Company and a bank as trustee. The Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. The Company used approximately $92,000,000 of the net proceeds from the sale of the Senior Notes to repurchase $84,725,000 (94%) of its outstanding 10 3/4% Senior Notes due 1998. The balance of the proceeds will be used for additional working capital and other general corporate purposes.

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

     Certain factors that might cause such differences include, but are not limited to, the following: The Company's ability to successfully negotiate long-term contracts with customers and raw materials suppliers at favorable prices; the Company's ability to obtain required raw materials and to supply its customers on a timely basis; and the cyclicality of the aerospace industry.

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

RECENT DEVELOPMENTS

     On December 9, 1997, the Company announced that it had taken the 29,000 ton press at its Houston, Texas facility out of service to repair structural cracking and, while the press is out of service, to install upgrades and process changes on that press to improve reliability, cycle time and throughput capacity. The Company has recently reinstalled a 20,000 ton press at the Houston facility which has the capability of producing approximately 80% of the parts previously produced on the 29,000 ton press. The Company believes it has the capacity to produce the remaining 20% of the parts on its 35,000 ton press in Grafton, Massachusetts and its 30,000 ton press in Livingston,

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RECENT DEVELOPMENTS, Continued

Scotland. The transfer of production to the 20,000, 30,000 and 35,000 ton presses will in most cases require customer approval. The Company has requested that customers expedite their approval process. Once the transfers are complete, the Company expects that it will have productive capacity sufficient to meet customer requirements at current levels, although no assurances can be given in that regard. The 29,000 ton press in Houston produced approximately two-thirds of the Company's aeroturbine forgings during fiscal year 1997. The cracks were discovered as a result of an ultrasonic inspection of the 29,000 ton press conducted as part of a preventive maintenance program. Current estimates indicate that repairs may require three to six months depending on the extent of the modifications. Because of production delays and the cost of transferring production to other presses, the Company expects that revenues and net profits for the third and fourth quarters of fiscal year 1998 will be impacted. The Company does not believe that the impact will be significant, although no assurances can be given in that regard.

     On December 15, 1997, the Company issued $150.0 million of 8.0% Senior Notes due 2007 (the "Senior Notes") under an indenture between the Company and a bank as trustee. The Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. The Company used approximately $92.0 million of the net proceeds from the sale of the Senior Notes to repurchase $84.7 million (94%) of its outstanding 10 3/4% Senior Notes due 2003. The balance of the proceeds will be used for additional working capital and other general corporate purposes.

     As a result of the repurchase of the 10 3/4% Senior Notes, the Company will record an extraordinary after-tax loss of approximately $5.0 million during the quarter ending February 28, 1998. The extraordinary after-tax loss relates to (i) the premium related to the retirement of the 10 3/4% Senior Notes,
(ii) the write-off of certain deferred debt issue expenses and
(iii) fees and expenses payable by the Company with respect to the tender offer for the 10 3/4% Senior Notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         NOVEMBER 30, 1997   NOVEMBER 30, 1996
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $153,305    81%     $106,556    77%
Energy                     28,602    15%       23,818    17%
Other                       7,463     4%        8,281     6%
                         $189,370   100%     $138,655   100%

                                    SIX MONTHS ENDED
                         NOVEMBER 30, 1997   NOVEMBER 30, 1996
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $299,052    81%     $199,617    73%
Energy                     55,269    15%       54,454    20%
Other                      15,057     4%       18,819     7%
                         $369,378   100%     $272,890   100%


RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1997
("second quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1996 ("second quarter of fiscal year 1997")

     The Company's revenue increased 36.6% to $189.4 million in the second quarter of fiscal year 1998 from $138.7 million in the second quarter of fiscal year 1997 as a result of higher sales volume and higher sales prices at the Company's Forgings and Castings Divisions. These revenue increases during the second quarter of fiscal year 1998 as compared to the second quarter of fiscal year 1997 are reflected by market as follows: a $46.7 million (43.9%) increase in aerospace, a $4.8 million (20.1%) increase in energy and a $0.8 million (9.9%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. The increase in energy revenue was a result of higher land-based gas turbine shipments during the second quarter of fiscal year 1998 as compared to the second quarter of fiscal year 1997. Revenues in the second

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1997
("second quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1996 ("second quarter of fiscal year 1997")
(Continued)

quarter of fiscal year 1997 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. Revenues in the second quarter of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog has increased to $973.4 million at November 30, 1997 from $895.8 million at May 31, 1997 and from $809.1 million at November 30, 1996. The increase from May 31, 1997 resulted primarily from bookings of aerospace turbine and structural parts. The increase from November 30, 1996 resulted from the following factors:

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

     The Company's gross margin was 16.9% in the second quarter of fiscal year 1998 as compared to 17.0% in the second quarter of fiscal year 1997. Gross margin in the second quarter of fiscal year 1998 was negatively affected by production inefficiency costs related to equipment downtime in the Company's Forgings operations, recent personnel additions and the reinstallation and start-up of two major forge presses. The Company expects that the addition of these presses will increase the Company's ability to meet its customer requirements.

     Selling, general and administrative expenses increased 19.3% to $13.2 million during the second quarter of fiscal year 1998 from $11.0 million during the second quarter of fiscal year 1997. Selling, general and administrative expenses as a percentage of revenues improved to 6.9% in the second quarter of fiscal year

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1997
("second quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1996 ("second quarter of fiscal year 1997")
(Continued)

1998 from 7.9% in the second quarter of fiscal year 1997. The improvement as a percent of revenues was primarily the result of higher revenues. Selling, general and administrative expenses included approximately $1.2 million and $1.1 million of non-cash compensation expense associated with the Company's performance share program in the second quarter of fiscal year 1998 and the second quarter of fiscal year 1997, respectively.

     During the second quarter of fiscal year 1998, the Company recorded net other credits of $3.0 million which included other credits of $4.0 million for the recovery of cash surrender value of certain company-owned life insurance policies and other charges of $1.0 million to provide for costs as a result of the shutdown of the 29,000 ton press at the Company's Houston, Texas forging facility.

     Interest expense increased $0.1 million to $2.8 million in the second quarter of fiscal year 1998 compared to $2.7 million in the second quarter of fiscal year 1997.

     Miscellaneous, net was an expense of $0.4 million in the second quarter of fiscal year 1998 as compared to an expense of $0.7 million in the second quarter of fiscal year 1997.

     The Company recorded a provision for income taxes of $5.3 million in the second quarter of fiscal year 1998 compared to no provision or benefit for income taxes in the second quarter of fiscal year 1997.

     The Company expects that in fiscal year 1998, income tax provisions will approximate statutory rates subject to utilization of state net operating losses. The effective tax rate in the second quarter of fiscal 1998 was 36% on income before income taxes excluding the $4.0 million recovery of the cash surrender value of certain company-owned life insurance policies.

     Net income was $13.3 million, or $.36 per share, in the second quarter of fiscal year 1998 and $9.1 million, or $.25 per share in the second quarter of fiscal year 1997. The $4.2 million improvement resulted from the items described above.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1997 ("first six months of fiscal year 1998") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1996 ("first six months of fiscal year 1997")

     The Company's revenue increased 35.4% to $369.4 million in the first six months of fiscal year 1998 from $272.9 million in the first six months of fiscal year 1997 as a result of higher sales volume and higher sales prices at the Company's Forgings and Castings Divisions. These revenue increases during the first six months of fiscal year 1998 as compared to the first six months of fiscal year 1997 are reflected by market as follows: a $99.4 million (49.8%) increase in aerospace, a $0.8 million (1.5%) increase in energy and a $3.8 million (20.0%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. The cause of the decrease in other markets is primarily due to the decline in the titanium golf club head business because of oversupply and cost disadvantages. Revenues in the first six months of fiscal year 1997 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. Revenues in the first six months of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog has increased to $973.4 million at November 30, 1997 from $895.8 million at May 31, 1997 and from $809.1 million at November 30, 1996. The increase from May 31, 1997 resulted primarily from bookings of aerospace turbine and structural parts. The increase from November 30, 1996 resulted from the following factors:

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

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, that prices will moderate and that recent capacity additions and enhancements at the Company and its suppliers will enable the Company to meet its customer delivery requirements in a more timely fashion.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1997 ("first six months of fiscal year 1998") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1996 ("first six months of fiscal year 1997")
(Continued)

     The Company's gross margins were 17.7% in the first six months of fiscal year 1998 as compared to 12.9% in the first six months of fiscal year 1997. The improvement in gross margin resulted from higher production volumes, improved pricing and continued emphasis on controlling costs. This improvement was offset by production inefficiency costs related to equipment downtime in the Company's Forgings operations, recent personnel additions and the reinstallation and start-up of two major forge presses. The Company expects that the addition of these presses will increase the Company's ability to meet its customer requirements. Gross margin in the first six months of fiscal year 1997 was negatively affected by provisions for losses on long-term, fixed price contracts for the production of certain aerospace structural products, by higher raw material costs which could not be passed on to customers as a result of the then existing long-term agreements with customers, and by price and demand declines within the titanium golf club head business.

     Selling, general and administrative expenses increased 25.9% to $26.6 million during the first six months of fiscal year 1998 from $21.1 million during the first six months of fiscal year 1997. Selling, general and administrative expenses as a percentage of revenues improved to 7.2% in the first six months of fiscal year 1998 from 7.7% in the first six months of fiscal year 1997. The improvement as a percent of revenues was primarily the result of higher revenues. Selling, general and administrative expenses included approximately $3.0 million and $1.1 million of non-cash compensation expense associated with the Company's performance share program in the first six months of fiscal year 1998 and the first six months of fiscal year 1997, respectively.

     During the first six months of fiscal year 1998, the Company recorded net other credits of $4.9 million. Such other credits include other credits of $1.9 million resulting from the disposal of a building held for sale and $4.0 million for the recovery of cash surrender value of certain company-owned life insurance policies and other charges of $1.0 million to provide for costs as a result of the shutdown of the 29,000 ton press at the Company's Houston, Texas forging facility.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1997 ("first six months of fiscal year 1998") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1996 ("first six months of fiscal year 1997")
(Continued)

     During the first six months of fiscal year 1997, the Company recorded other charges of $15.8 million. Such other charges included $4.6 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility and $3.4 million to write-off and dispose of certain Forging equipment. Other charges also include $2.3 million to reduce the carrying value of certain assets of the Company's titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian Joint Venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture and $2.7 million to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

     Interest expense increased $0.3 million to $5.7 million in the first six months of fiscal year 1998 compared to $5.4 million in the first six months of fiscal year 1997.

     Miscellaneous, net was an expense of $0.7 million in the first six months of fiscal year 1998 as compared to income of $4.5 million in the first six months of fiscal year 1997. Miscellaneous, net in the first six months of fiscal 1998 included a $0.5 million gain on the sale of fixed assets. Miscellaneous, net in the first six months of fiscal 1997 included interest income on a refund of prior years' income taxes amounting to $3.5 million and a $1.7 million gain on the sale of fixed assets.

     The Company recorded a provision for income taxes of $11.9 million in the first six months of fiscal year 1998.

     The Company expects that in fiscal year 1998, income tax provisions will approximate statutory rates subject to utilization of state net operating losses. The effective tax rate in the first six months of fiscal 1998 was 36% on income before income taxes excluding the $4.0 million recovery of the cash surrender value of certain company-owned life insurance policies.

     In the first six months of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million. The refund relates to the carryback of tax net operating losses.

     Net income was $25.2 million, or $.67 per share, in the first six months of fiscal year 1998 and $16.9 million, or $.46 per share in the first six months of fiscal year 1997. The $8.3 million improvement resulted from the items described above.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     The decrease in the Company's cash of $25.8 million to $26.2 million at November 30, 1997 from $52.0 million at May 31, 1997 resulted primarily from cash used by operating activities of $6.5 million, capital expenditures of $22.7 million, $2.3 million payment to Cooper Industries, Inc. ("Cooper") and $4.6 million repurchase of common stock offset by the issuance of common stock of $8.7 million in connection with employee compensation and benefit plans and $1.6 million of proceeds from the sale of fixed assets. The $2.3 million payment to Cooper was made in accordance with the Company's $4.6 million promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994. The remaining $2.3 million is payable on June 30, 1998, subject to certain conditions.

     The increase in the Company's working capital of $14.0
million to $180.2 million at November 30, 1997 from $166.2 million at May 31, 1997 resulted primarily from (in millions):

Net Income                                   $25.2
Decrease in:
  Intangible and other assets                   .7
  Long-term benefit liabilities               (1.5)
  Deferred taxes and other                    (4.5)
Increase in:
  Long-term restructuring, integration
    disposal and environmental                  .2
  Property, plant and equipment, net         (11.4)
Other changes in stockholders' equity          1.2
Issuance of common stock                       4.1
     Increase in working capital             $14.0

     Earnings before interest, taxes, depreciation, amortization, other charges (credits) ("EBITDA") increased $20.6 million to $49.1 million in the first six months of fiscal year 1998 from $28.5 million in the first six months of fiscal year 1997. The EBITDA increases reflect higher profitability as discussed above.

     EBITDA should not be considered a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. Investors should be aware that EBITDA as shown above may not be comparable to similarly titled measures presented by other companies, and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES, Continued

     As of May 31, 1997, the Company estimated the remaining cash requirements for the restructuring in 1997 to be $5.5 million.
Of such amount, the Company expects to spend approximately $5.2 million during fiscal year 1998 and $0.3 million thereafter. In the first six months of fiscal year 1998, spending related to the 1997 restructuring amounted to $0.6 million.

     As of May 31, 1997, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $2.1 million, of which the Company expects to spend approximately $0.7 million during fiscal year 1998 and $1.4 million thereafter. In the first six months of fiscal year 1998, spending related to the integration of Cameron and associated direct costs amounted to $0.3 million.

     The Company expects to spend $1.2 million in fiscal year
1998 and $15.0 million thereafter on non-capitalizable environmental activities. In the first six months of fiscal year
1998, $0.8 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. In the first six months of fiscal year 1998, capital expenditures amounted to $22.7 million and are expected to be approximately $30.0 to $35.0 million in fiscal year 1998.

     On December 15, 1997, the Company issued $150.0 million of Senior Notes due 2007 under an indenture between the Company and a bank as trustee. The Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. The Company used approximately $92.0 million of the net proceeds from the sale of the Senior Notes to repurchase $84.7 million (94%) of its outstanding 10 3/4% Senior Notes due March 2003. The balance of the net proceeds (approximately $47.0 million) will be used for additional working capital and other general corporate purposes.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of November 30, 1997, the total availability under the Receivables Financing Program was $53.6 million, there were no borrowings and letters of credit amounting to $6.8 million were outstanding.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, has a credit agreement with a Scottish bank ("the U.K. Credit Agreement") with an effective date of June 27, 1997. The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit or guarantee limit of
2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at November 30, 1997 and the Company had issued 0.9 million pounds sterling (approximately $1.5 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($26.2 million at November 30, 1997, which does not include approximately $47.0 million representing the balance of the proceeds of the Senior Notes issuance discussed above), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

IMPACT OF INFLATION

     The Company's earnings may be affected by changes in price levels and in particular, changes in the price of basic metals. The Company's contracts generally provide for fixed prices for finished products with limited protection against cost increases. The Company would therefore be affected by changes in prices of the raw materials during the term of any such contract. The Company attempts to minimize this risk by entering into fixed price arrangements with raw material suppliers and, where possible, negotiating price escalators into its customer contracts to offset a portion of raw material cost increases.

ACCOUNTING AND TAX MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130")and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The implementation of SFAS 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of SFAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. The Company is currently

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


ACCOUNTING AND TAX MATTERS, Continued

assessing the impact that the new standards will have on its financial statements. Implementation of both of these new standards is required for the year ending May 31, 1999 ("fiscal year 1999").

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for both interim and annual periods ending after December 15, 1997. In the third quarter of fiscal year 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of common stock equivalents will be excluded in calculating basic earnings per share. All dilutive securities will be considered in the presentation of diluted earnings per share under SFAS 128. There is no material impact on earnings per share for the quarter ended November 30, 1997 and 1996 calculated under SFAS 128.

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

OTHER MATTERS

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company. The accident occurred while a crew of ten men was performing maintenance on the accumulator system that supplies hydraulic power for WGFI's 35,000 ton press. The maintenance required that the system be completely depressurized which the crew believed to be the case. However, subsequent examination has shown that a valve on one of the pressure vessels was closed thereby containing pressure in that vessel. The crew was in the process of removing the bolts on the vessel when the few remaining bolts could no longer hold the pressure and the lid was blown off, killing eight crew members and injuring two others.

     OSHA conducted an investigation of the accident.  On June
18, 1997, WGFI reached an agreement with OSHA, settling citations resulting from the accident.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS, Continued

     The injured workers and the decedents' families have all retained attorneys who notified the Company that they intend to assert claims against the Company on behalf of their clients. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from one current employee. The Company has cooperated with attorneys for the decedents' families by providing them information and allowing them and their experts access to Company facilities.

     To date, the Company has settled all claims that could be brought by two of the decedent's families on terms acceptable to the Company and its insurance carriers and has agreed in principle to settle with the family of a third decedent. The Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation, as successor in interest to the manufacturer of the valve. One of the injured employees has subsequently filed a motion to be included in that lawsuit.

     In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers Compensation Act. WGFI, the employer of the deceased employees, has workers compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision may not extend to the Company as parent corporation of WGFI. Therefore, with regard to the October 24, 1997 lawsuit and any future lawsuits brought on behalf of those killed or injured in the Houston accident or their families against the Company, if (i) the court finds that the Company had a legal duty to WGFI and its employees, (ii) the evidence supports a finding that the Company acted negligently in its duty to WGFI and its employees and (iii) such negligence had a causal connection with the accident, the plaintiffs might be able to recover compensatory damages against the Company. If it is shown that the Company's conduct amounted to gross neglect, and that conduct is found to be a cause of the accident, the plaintiffs may be able to recover punitive damages against the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS, Continued

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Counsel for the Company has been engaged for several months in settlement discussions with attorneys representing the decedents' families. At this time, however, only three of the decedents' families (and none of the other claimants or potential claimants) have agreed to settle any claims against the Company and/or WGFI relating to the accident. If the Company is not successful in settling the remaining claims on terms acceptable to the Company, the Company anticipates that more lawsuits relating to the accident will be filed against it and WGFI. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, like the currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident.
However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the United States Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire facility. The focus of the investigation is whether the Company failed to comply with required inspection procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications, which could be a violation of federal requirements. The investigating agencies have directed the Company to furnish various documents and information relating to the subject of the investigation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS, Continued

The Company is cooperating fully with the investigation and in addition has substantially completed its own investigation, which was supervised by the Company's outside attorneys and conducted by quality and process auditors from another casting facility of the Company and by the Company's internal attorneys. Such investigation has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company, which could result in civil damages and penalties and criminal liability, if the Company were found to have violated federal laws. Based on the Company's own investigation to date (which is substantially completed), the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Six Months Ended
                November 30, 1997.

(b) On November 19, 1997, the Company filed a Form 8-K dated November 14, 1997 with the Commission for the following purposes: (1) to report that the Company has commenced a cash tender offer for certain of its debt securities and is soliciting to amend the related indenture; (2) to report developments relating to the previously reported industrial accident at the facility of Wyman-Gordon Forgings, Inc. in Houston, Texas; and (3) to report the commencement of an investigation by certain federal agencies involving alleged irregularities at the Company's Tilton, New Hampshire facility.


     On December 9, 1997, the Company filed a Form 8-K with the
     Commission to report that the Company had taken the 29,000 ton press at its Houston, Texas facility out of service for repairs.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:   1/9/98           By: /S/ ANDREW C. GENOR
                                 Andrew C. Genor
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:   1/9/98           By: /S/ JEFFREY B. LAVIN
                             Jeffrey B. Lavin
                             Corporate Controller