Form 10-Q
period 1998-02-28
WYMAN GORDON CO
filed 1998-04-09
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                     FEBRUARY 28, 1998
  Common Stock, $1 Par Value          36,355,535

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            THREE MONTHS ENDED  NINE MONTHS ENDED
                            FEB. 28,  FEB. 28,  FEB. 28,  FEB. 28,
                              1998      1997      1998      1997
                            (000's omitted, except per share data)
Revenue                     $181,764  $153,331  $551,142  $426,222

Less:
  Cost of goods sold         159,229   124,716   463,415   362,540
  Selling, general and
    administrative expenses   12,958    10,342    39,529    31,444
  Other charges(credits)           -     2,434    (4,900)   18,213
                             172,187   137,492   498,044   412,197
Income from operations         9,577    15,839    53,098    14,025

Other deductions (income):
  Interest expense             3,319     2,671     8,999     8,053
  Miscellaneous, net              66       159       790    (4,306)
                               3,385     2,830     9,789     3,747

Income before income taxes     6,192    13,009    43,309    10,278
Provision (benefit) for
  income taxes                 2,229         -    14,151   (19,680)
Income before
  extraordinary item           3,963    13,009    29,158    29,958
Extraordinary item -
  net of income tax
  benefit of $2,920,306       (5,192)        -    (5,192)        -

Net income                  $ (1,229) $ 13,009  $ 23,966  $ 29,958


Basic net income per share:

  Income before extra-
    ordinary item           $    .11  $    .36  $    .80  $    .84
  Net income                    (.03)      .36       .66       .84

Diluted net income per share:

  Income before extra-
    ordinary item           $    .11  $    .35  $    .78  $    .81
  Net income                    (.03)      .35       .64       .81



     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                          FEBRUARY 28,   MAY 31,
                                              1998        1997
                                          (Unaudited)
                                              (000's omitted)
ASSETS

  Cash and cash equivalents                $ 59,261     $ 51,971
  Accounts receivable                       128,705      119,159
  Inventories                               140,341       92,332
  Other current assets                        7,303        7,789
  Deferred income taxes                           -        6,500
     Total current assets                   335,610      277,751

  Property, plant and equipment, net        168,714      153,737
  Intangible assets                          18,727       19,255
  Other assets                                5,686        3,628
                                           $528,737     $454,371

LIABILITIES

  Borrowings due within one year           $    477     $     77
  Accounts payable                           55,516       62,092
  Accrued liabilities and other              42,793       49,377
     Total current liabilities               98,786      111,546

  Restructuring, integration, disposal
   and environmental                         17,197       18,172
  Long-term debt                            161,029       96,154
  Pension liability                           1,107        1,102
  Deferred income tax and other              11,406       15,861
  Postretirement benefits                    45,393       47,138

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             28,443       27,608
  Retained earnings                         138,847      114,957
  Equity adjustments                          3,113        2,763
  Less treasury stock at cost
     February 28, 1998 - 697,185 shares
     May 31, 1997 - 1,001,199 shares        (13,637)     (17,983)
                                            193,819      164,398
                                           $528,737     $454,371


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              NINE MONTHS ENDED
                                         FEBRUARY 28,  FEBRUARY 28,
                                             1998          1997
                                              (000's omitted)
Operating activities:
  Net income                              $ 23,966     $ 29,958
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Extraordinary loss on debt
       retirement                            5,192            -
     Depreciation and amortization          17,172       15,676
     Deferred taxes                          6,500            -
     Other charges                               -       13,045
     Provision for equity investment             -        2,734
     Changes in assets and liabilities:
       Accounts receivable                  (8,626)     (11,961)
       Inventories                         (48,009)     (28,951)
       Prepaid expenses and other assets      (371)        (134)
       Accrued restructuring, disposal
         and environmental                  (2,520)      (2,545)
       Income and other taxes               (1,195)      (4,650)
       Accounts payable and accrued
         liabilities                       (11,400)       9,092
     Net cash provided (used) by
       operating activities                (19,291)      22,264
Investing activities:
  Capital expenditures                     (32,755)     (23,226)
  Proceeds from sale of fixed assets           660          369
  Other, net                                   752         (927)
     Net cash provided (used) by
       investing activities                (31,343)     (23,784)
Financing activities:
  Payment to Cooper Industries, Inc.        (2,300)           -
  Proceeds from Issuance of long-term
    debt, net of fees                      145,793        6,000
  Repayment of long-term debt including
    fees to retire debt                    (90,750)           -
  Net proceeds from issuance of
    Common Stock                             9,784        5,501
  Repurchase of Common Stock                (4,603)      (2,857)
     Net cash provided by
       financing activities                 57,924        8,644

Increase in cash                             7,290        7,124
Cash, beginning of year                     51,971       30,134
Cash, end of period                       $ 59,261     $ 37,258

     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             February 28, 1998
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at February 28, 1998 and its results of operations and cash flows for the nine months ended February 28, 1998 and February 28, 1997. All such adjustments are of a normal recurring nature.

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

NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. There is no material impact on earnings per share for the three or nine months ended February 28, 1998 and 1997 calculated under SFAS 128.

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

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1998
                                (Unaudited)

NOTE C - INVENTORIES

Inventories consisted of:

                            FEBRUARY 28, 1998   MAY 31, 1997
                                      (000's omitted)
     Raw material               $ 62,158           $ 36,990
     Work-in-process              88,203             61,741
     Other                         6,688              6,906
                                 157,049            105,637
     Less progress payments       16,708             13,305
                                $140,341           $ 92,332

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at February 28, 1998 and May 31, 1997.

     There were no LIFO inventory credits or charges to cost of goods sold in the three and nine months ended February 28, 1998 or February 28, 1997.

NOTE D - LONG-TERM DEBT

     On December 15, 1997, the Company issued $150,000,000 of 8% Senior Notes due 2007 ("8% Senior Notes") under an indenture between the Company and a bank as trustee. The 8% Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The 8% Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. The Company used approximately $90,750,000 of the net proceeds from the sale of the 8% Senior Notes to repurchase $84,725,000 (94%) of its outstanding 10 3/4% Senior Notes due 2003 ("10 3/4% Senior Notes"). The balance of the proceeds will be used for additional working capital and other general corporate purposes.

     In conjunction with the extinguishment of the 10 3/4% Senior Notes, the Company recorded an extraordinary after-tax loss of $5,192,000 or $.14 per share. The extraordinary after-tax loss relates to (i) the premium related to the retirement of the 10 3/4% Senior Notes, (ii) the write-off of certain deferred debt issue expenses and (iii) fees and expenses payable by the Company with respect to the tender offer for the 10 3/4% Senior Notes.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1998
                                (Unaudited)


NOTE E - NET INCOME PER SHARE

     There were no adjustments required to be made to Income before Extraordinary item for purposes of computing basic and diluted net income per share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                       THREE MONTHS ENDED       NINE MONTHS ENDED
                       FEB. 28,    FEB. 28,   FEB. 28,    FEB. 28,
                           1998        1997       1998        1997
Shares used to compute
  basic net income per
  share                36,314,473  35,924,372 36,278,982 35,795,420

Dilutive effect of
  stock options           789,599   1,201,750    993,502  1,169,534

Shares used to compute
  diluted net income
  per share            37,104,072  37,126,122 37,272,484 36,964,954

     There were stock options outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore would be antidilutive. The following table summarizes all options exceeding average market price for the third quarter of fiscal year 1998 and 1997 and for the first nine months of fiscal year 1998 and 1997:

                       THREE MONTHS ENDED       NINE MONTHS ENDED
                       FEB. 28,    FEB. 28,   FEB. 28,    FEB. 28,
                           1998        1997       1998        1997
Options exceeding
  average market price 560,066     218,000    243,000    218,000

Exercise price range   $19.88 -    $21.50 -   $25.50     $21.50 -
                       $25.50      $23.00                $23.00

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              February 28, 1998
                                 (Unaudited)


NOTE F - COMMITMENTS AND CONTINGENCIES

     At February 28, 1998, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     The Company had foreign exchange contracts totaling approximately $39,918,000 at February 28, 1998. These contracts hedge certain normal operating purchase and sales transactions. The foreign exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three and nine months ended February 28, 1998 and February 28, 1997 were not material.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc.
("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others were injured.

     OSHA conducted an investigation of the accident.  On June
18, 1997, WGFI reached an agreement with OSHA, settling citations resulting from the accident.

     The injured workers and the decedents' families have asserted claims against the Company and WGFI. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from one current employee.

     To date, the Company has settled all claims that could be brought by three of the decedent's families on terms acceptable to the Company and its insurance carriers. The Company has also
settled most of the claims of the subcontractor employees.   The
Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1998
                                (Unaudited)


NOTE F - COMMITMENTS AND CONTINGENCIES, Continued

the decedents' families against the Company, WGFI and Cooper-Cameron Corporation. The family of another decedent and one of the injured employees have subsequently filed motions to be included in that lawsuit. Trial of the lawsuit is currently set for October 1998.

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

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million, a portion of which has been expended in the settlement to date. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, as with currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1998
                                (Unaudited)


NOTE F - COMMITMENTS AND CONTINGENCIES, Continued

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

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the United States Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire facility. The focus of the investigation is whether the Company failed to comply with required quality control procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications, which could be a violation of federal requirements. The investigating agencies have directed the Company to furnish various documents and information relating to the subject of the investigation. The Company is cooperating fully with the investigation and in addition has substantially completed its own investigation, which was supervised by the Company's outside attorneys and conducted by quality and process auditors from another casting facility of the Company and by the Company's internal attorneys. Such investigation has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company, which could result in civil damages and penalties and criminal liability, if the Company were found to have violated federal laws. Based on the Company's own investigation to date, the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1998
                                (Unaudited)


NOTE G - OTHER CHARGES (CREDITS)

     In the nine months ended February 28, 1998, the Company recorded other credits of $4,900,000. Such other credits include a credit of $1,900,000 resulting from the disposal of a building held for sale, a credit of $4,000,000 for the recovery of cash surrender value of certain company-owned life insurance policies and a charge of $1,000,000 to provide for costs as a result of the shutdown of the 29,000 ton press at the Company's Houston, Texas forging facility. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.")

     In the nine months ended February 28, 1997, the Company recorded other charges of $18,213,000. Such other charges include $8,000,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2,300,000 to reduce the carrying value of certain assets of the Company's titanium castings operations, $2,484,000 to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $250,000 relating to expenditures for an investment in another joint venture, $2,745,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies and $2,434,000 of costs related to the Houston accident.

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

     Certain factors that might cause such differences include, but are not limited to, the following: The Company's ability to successfully negotiate long-term contracts with customers and raw materials suppliers at favorable prices and other terms acceptable to the Company; the Company's ability to obtain required raw materials and to supply its customers on a timely basis; and the cyclicality of the aerospace industry.

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

RECENT DEVELOPMENTS

     On December 9, 1997, the Company announced that it had taken the 29,000 ton press at its Houston, Texas facility out of service to repair structural cracking and, while the press is out of service, to install upgrades and process changes on that press to improve reliability, cycle time and throughput capacity. The Company had previously reinstalled a 20,000 ton press at the Houston facility which has the capability of producing approximately 80% of the parts previously produced on the 29,000 ton press. The Company has the capacity to produce the remaining 20% of the parts on its 35,000 ton press in Grafton, Massachusetts and its 30,000 ton press in Livingston, Scotland.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RECENT DEVELOPMENTS, Continued

     Production on alternate presses is now 100% of the steady-state production level on the 29,000 ton press before the outage. The 29,000 ton press in Houston produced approximately two-thirds of the Company's aeroturbine forgings during fiscal year 1997. The structural cracks were discovered in the four main columns as a result of an ultrasonic inspection of the 29,000 ton press conducted as part of a preventive maintenance program. At this time, all four damaged columns have been removed from the 29,000 ton press. Based on the repair schedule critical path, the Company expects production on the press to recommence in mid June. Because of production delays and the cost of transferring production to other presses, the Company expects that revenues and net profits for the fourth quarter of fiscal year 1998 will be adversely impacted.

     On December 15, 1997, the Company issued $150.0 million of 8.0% Senior Notes due 2007 ("8% Senior Notes") under an indenture between the Company and a bank as trustee. The 8% Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The 8% Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. The Company used approximately $90.7 million of the net proceeds from the sale of the 8% Senior Notes to repurchase $84.7 million (94%) of its outstanding 10 3/4% Senior Notes due 2003 ("10 3/4% Senior Notes"). The balance of the proceeds will be used for additional working capital and other general corporate purposes.

     In conjunction with the extinguishment of the 10 3/4% Senior Notes, the Company recorded an extraordinary after-tax loss of
$5,192,000 or $.14 per share.      The extraordinary after-tax loss
relates to (i) the premium related to the retirement of the 10
3/4% Senior Notes, (ii) the write-off of certain deferred debt issue expenses and (iii) fees and expenses payable by the Company with respect to the tender offer for the 10 3/4% Senior Notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         FEBRUARY 28, 1998   FEBRUARY 28, 1997
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $146,080    80%     $124,618    81%
Energy                     27,554    15%       20,185    13%
Other                       8,130     5%        8,528     6%
                         $181,764   100%     $153,331   100%

                                   NINE MONTHS ENDED
                         FEBRUARY 28, 1998   FEBRUARY 28, 1997
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $445,132    81%     $324,235    76%
Energy                     82,823    15%       74,639    18%
Other                      23,187     4%       27,348     6%
                         $551,142   100%     $426,222   100%


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1998
("third quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1997 ("third quarter of fiscal year 1997")

     The Company's revenue increased 18.5% to $181.8 million in the third quarter of fiscal year 1998 from $153.3 million in the third quarter of fiscal year 1997 as a result of higher sales volume and higher sales prices at the Company's Forgings and Castings Divisions. These revenue increases during the third quarter of fiscal year 1998 as compared to the third quarter of fiscal year 1997 are reflected by market as follows: a $21.5 million (17.2%) increase in aerospace, a $7.4 million (36.5%) increase in energy and a $0.4 million (4.7%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. Although there were higher shipments to aerospace customers during the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997, the shipments to aerospace customers were impacted by the Company's 29,000 ton press being out of service for repairs. The

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1998
("third quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1997 ("third quarter of fiscal year 1997")
(Continued)

Company expects production on the press to recommence in mid June. The Company has provided alternative capacity to meet the scheduled production levels of the 29,000 ton press. Production on alternate presses, including the recently reinstalled 20,000 ton press, is now 100% of the steady-state production level on the 29,000 ton press before the outage. Because of production delays and the cost of transferring production to other presses, the Company expects that revenues and net profits for the fourth quarter of fiscal year 1998 will be adversely impacted. The increase in energy revenue was a result of higher shipments of extruded pipe and land-based gas turbine products during the third quarter of fiscal year 1998 as compared to the third quarter of fiscal year 1997. Revenues in the third quarter of fiscal year 1997 were negatively impacted as a result of the shutdown of the 35,000 ton vertical extrusion press in the Company's Houston facility as a result of the industrial accident explosion which occurred in December 1996. Production from the press recommenced in March 1997.

     The Company's backlog has increased to $1,013.2 million at February 28, 1998 from $895.8 million at May 31, 1997 and from $861.8 million at February 28, 1997. The increase from May 31, 1997 and from February 28, 1997 resulted from the following factors:

     1. Higher build rates of the Company's engine and airframe customers,

     2.   Higher prices for the Company's aerospace products, and

     3. An increase in overdue orders to customer delivery dates as a result of shipping delays at the Company due to capacity constraints.

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, and that in-process capacity enhancements at the Company will enable the Company to meet its customer delivery requirements in a more timely fashion.

     The Company's gross margin was 12.4% in the third quarter of fiscal year 1998 as compared to 18.7% in the third quarter of fiscal year 1997. Gross margin in the third quarter of fiscal year 1998 was negatively affected by the impact of the Company's 29,000 ton press being taken out of service for repairs at the end of November 1997. In the third quarter of fiscal year 1998,

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1998
("third quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1997 ("third quarter of fiscal year 1997")
(Continued)

approximately 80% of the work scheduled on the 29,000 ton press was performed on alternative presses at a significant cost. Currently, production on these alternative presses is 100% of the steady-state production level on the 29,000 ton press before the outage. Although the Company has been able to meet the demand rate that existed at the time the 29,000 ton press was taken out of operation, the alternative production has not allowed the Company to produce the mix of products required by its customers at the dates they require nor has the Company been able to increase its capacity to meet increased customer requirements as shown by its growing overdues. The Company has estimated that gross margin was negatively impacted by approximately 5.4% as a result of underabsorption, inefficiencies and other items, all of which include extra labor, higher overtime, tooling modifications and higher scrap and rework costs. The Company believes production on these alternative presses will continue to impact gross margins in the fourth quarter of fiscal year 1998.

     Selling, general and administrative expenses increased 25.9% to $13.0 million during the third quarter of fiscal year 1998 from $10.3 million during the third quarter of fiscal year 1997. Selling, general and administrative expenses as a percentage of revenues increased to 7.2% in the third quarter of fiscal year 1998 from 6.7% in the third quarter of fiscal year 1997. The increase as a percent of revenues was primarily the result of costs associated with relocating employees and development costs associated with the Company's composite operation.

     During the third quarter of fiscal year 1998, the Company recorded no other credits or charges, while during the same period in fiscal year 1997, the Company recorded $2.4 million of costs relating to the Houston accident.

     Interest expense increased $0.6 million to $3.3 million in the third quarter of fiscal year 1998 compared to $2.7 million in the third quarter of fiscal year 1997. The increase results from an increase of $150.0 million of 8% Senior Notes due 2003 offset by repayment of $84.7 million 10 3/4% Senior Notes due 2007.

     Miscellaneous, net was an expense of $0.1 million in the third quarter of fiscal year 1998 as compared to an expense of $0.2 million in the third quarter of fiscal year 1997.

     The Company recorded a provision for income taxes of $2.2 million in the third quarter of fiscal year 1998 compared to no provision or benefit for income taxes in the third quarter of fiscal year 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1998
("third quarter of fiscal year 1998") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1997 ("third quarter of fiscal year 1997")
(Continued)

     The Company expects that in fiscal year 1998, income tax provisions will approximate statutory rates subject to utilization of state net operating losses. The effective tax rate in the third quarter of fiscal 1998 was 36%.

     Net income before extraordinary item was $4.0 million, or $.11 per share (diluted), and net loss, including extraordinary item, was $1.2 million, or $.03 per share (diluted), in the third quarter of fiscal year 1998. In the third quarter of fiscal year 1998, the Company recorded an extraordinary charge of $5.2 million, or $.14 per share (diluted), net of tax, in connection with the extinguishment of $84.7 million of its 10 3/4% Senior Notes due 2003. In the third quarter of fiscal year 1997, the Company reported net income of $13.0 million, or $.35 per share (diluted).


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1998 ("first nine months of fiscal year 1998") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1997 ("first nine months of fiscal year 1997")

     The Company's revenue increased 29.3% to $551.1 million in the first nine months of fiscal year 1998 from $426.2 million in the first nine months of fiscal year 1997 as a result of higher sales volume and higher sales prices at the Company's Forgings and Castings Divisions. These revenue increases during the first nine months of fiscal year 1998 as compared to the first nine months of fiscal year 1997 are reflected by market as follows: a $120.9 million (37.3%) increase in aerospace, a $8.2 million (11.0%) increase in energy and a $4.2 million (15.2%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. Although there were higher shipments to aerospace customers during the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997, the shipments to aerospace customers were impacted by the Company's 29,000 ton press being out of service for repairs. The Company expects production on the press to recommence in mid June. The Company has provided alternative capacity to meet the scheduled production levels of the 29,000 ton press. Production on alternate presses, including the recently reinstalled 20,000 ton press, is now 100% of the steady-state production level on the 29,000 ton press before the outage. Because of production delays and the cost of transferring production to other presses, the Company expects that revenues and net profits for the fourth quarter of fiscal year 1998 will be adversely impacted. The increase in energy revenue was a result of higher shipments of land-based gas turbine products in

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1998 ("first nine months of fiscal year 1998") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1997 ("first nine months of fiscal year 1997")
(Continued)

the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997. Revenues during the first nine months of fiscal year 1997 were negatively impacted as a result of the shutdown of the 35,000 ton vertical extrusion press in the Company's Houston facility as a result of the industrial accident explosion which occurred in December 1996. Production from the press recommenced in March 1997. The cause of the decrease in other markets is primarily due to the decline in the titanium golf club head business because of oversupply and cost disadvantages. Revenues in the first nine months of fiscal year 1997 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. Revenues in the first nine months of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog has increased to $1,013.2 million at February 28, 1998 from $895.8 million at May 31, 1997 and from $861.8 million at February 28, 1997. The increase from May 31, 1997 and from February 28, 1997 resulted from the following factors:

     1. Higher build rates of the Company's engine and airframe customers,

     2.   Higher prices for the Company's aerospace products, and

     3. An increase in overdue orders to customer delivery dates as a result of shipping delays at the Company due to capacity constraints and raw material unavail-ability.

The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, and that in-process capacity enhancements at the Company will enable the Company to meet its customer delivery requirements in a more timely fashion.

     The Company's gross margins were 15.9% in the first nine months of fiscal year 1998 as compared to 14.9% in the first nine months of fiscal year 1997. Gross margin in the first nine months of fiscal year 1998 was negatively affected by the impact of the Company's 29,000 ton press being taken out of service for repairs at the end of November 1997. In the third quarter of fiscal year 1998, approximately 80% of the work scheduled on the

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1998 ("first nine months of fiscal year 1998") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1997 ("first nine months of fiscal year 1997")
(Continued)

29,000 ton press was performed on alternative presses at a significant cost. The Company has estimated that gross margin in the first nine months of fiscal year 1998 was negatively impacted by approximately 1.9% as a result of underabsorption, inefficiencies and other items, all of which include extra labor, higher overtime, tooling modifications and higher scrap and rework costs. The Company believes production on these alternative presses will continue to impact gross margins in the fourth quarter of fiscal year 1998. In addition, gross margin in the first nine months of fiscal year 1998 was negatively affected by other production inefficiency costs related to equipment downtime in the Company's Forgings operations, recent personnel additions and the reinstallation and start-up of two major forge presses. The Company expects that the addition of these presses and current repair and enhancement of the Company's 29,000 ton press in Houston will improve predictability and the Company's ability to meet its customer requirements. Gross margin in the first nine months of fiscal year 1997 was negatively affected by higher raw material costs which could not be passed on to customers as a result of the then existing long-term agreements with customers, and by price and demand declines within the titanium golf club head business.

     Selling, general and administrative expenses increased 25.7% to $39.5 million during the first nine months of fiscal year 1998 from $31.4 million during the first nine months of fiscal year 1997. Selling, general and administrative expenses as a percentage of revenues improved to 7.2% in the first nine months of fiscal year 1998 from 7.4% in the first nine months of fiscal year 1997. The improvement as a percent of revenues was primarily the result of higher revenues. Selling, general and administrative expense in the first nine months of fiscal year 1998 include higher costs associated with relocating employees and development costs associated with the Company's composite operations. Selling, general and administrative expenses included approximately $3.0 million and $1.1 million of non-cash compensation expense associated with the Company's performance share program in the first nine months of fiscal year 1998 and the first nine months of fiscal year 1997, respectively.

     During the first nine months of fiscal year 1998, the Company recorded net other credits of $4.9 million. Such other credits include other credits of $1.9 million resulting from the disposal of a building held for sale and $4.0 million for the recovery of cash surrender value of certain company-owned life insurance policies and other charges of $1.0 million to provide for costs as a result of the shutdown of the 29,000 ton press at the Company's Houston, Texas forging facility.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1998 ("first nine months of fiscal year 1998") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1997 ("first nine months of fiscal year 1997")
(Continued)

     During the first nine months of fiscal year 1997, the Company recorded other charges of $18.2 million. Such other charges included $8.0 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts facility and the write-off and disposal of certain equipment. Other charges also include $2.3 million to reduce the carrying value of certain assets of the Company's titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture, $2.7 million to reduce the carrying value of the cash surrender value of certain Company-owned life insurance policies and $2.4 million of costs related to the Houston accident.

     Interest expense increased $0.9 million to $9.0 million in the first nine months of fiscal year 1998 compared to $8.1 million in the first nine months of fiscal year 1997. The increase results primarily from an issuance of $150.0 million of 8% Senior Notes offset by repayment of $84.7 million 10 3/4% Senior Notes.

     Miscellaneous, net was an expense of $0.8 million in the first nine months of fiscal year 1998 as compared to income of $4.3 million in the first nine months of fiscal year 1997. Miscellaneous, net in the first nine months of fiscal year 1998 included a $0.6 million loss on the sale of fixed assets. Miscellaneous, net in the first nine months of fiscal 1997 included interest income on a refund of prior years' income taxes amounting to $3.5 million and a $1.7 million gain on the sale of fixed assets.

     The Company recorded a provision for income taxes of $14.2 million in the first nine months of fiscal year 1998.

     The Company expects that in fiscal year 1998, income tax provisions will approximate statutory rates subject to utilization of state net operating losses. The effective tax rate in the first nine months of fiscal 1998 was 36% on income before income taxes excluding the $4.0 million recovery of the cash surrender value of certain company-owned life insurance policies.

     In the first nine months of fiscal year 1997, the Company recognized the net benefit of a refund of prior years' income taxes amounting to $19.7 million. The refund relates to the carryback of tax net operating losses.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1998 ("first nine months of fiscal year 1998") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1997 ("first nine months of fiscal year 1997")
(Continued)

     In the first nine months of fiscal year 1998, net income before extraordinary item was $29.2 million, or $.78 per share (diluted), and net income, including extraordinary item, was $24.0 million, or $.64 per share (diluted). In the first nine months of fiscal year 1998, the Company recorded an extraordinary charge of $5.2 million, or $.14 per share (diluted), net of tax, in connection with the extinguishment of $84.7 million of its 10 3/4% Senior Notes. For the same nine month period of the prior fiscal year, the Company reported net income of $30.0 million, or $.81 per share (diluted). The decrease resulted from the items described above.


LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $7.3 million to $59.3 million at February 28, 1998 from $52.0 million at May 31, 1997 resulted primarily from cash used by operating activities of $19.3 million, capital expenditures of $32.8 million, $2.3 million payment to Cooper Industries, Inc. ("Cooper"), $4.6 million repurchase of common stock and repayment of long-term debt, including fees, of $90.7 million, offset by the net proceeds from the issuance of long-term debt of $145.8 million, issuance of common stock of $9.8 million in connection with employee compensation and benefit plans and $1.4 million of proceeds from the sale of fixed assets. The $2.3 million payment to Cooper was made in accordance with the Company's $4.6 million promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994. The remaining $2.3 million is payable on June 30, 1998, subject to certain conditions.

     The primary component impacting cash used by operating activities was a $48.0 million increase in inventory over the prior year-end. Inventory levels have increased for the anticipated higher production levels from having the additional capacity of the recently re-installed 20,000 ton press together with the capacity of the 29,000 ton press. During this period of ramping up for production demands, structural cracking was found on the Company's 29,000 ton press causing redirection of 80% of the 29,000 ton production to the 20,000 ton press rather than providing additional capacity. The Company does not expect this rate of increase to continue based on the Company's current inventory reduction program, production on alternative presses reaching 100% of the steady-state production level on the 29,000 ton press before the outage, and production on the 29,000 ton press to recommence in mid June.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES, Continued

     The increase in the Company's working capital of $70.6
million to $236.8 million at February 28, 1998 from $166.2 million at May 31, 1997 resulted primarily from (in millions):

Net Income                                   $ 24.0
Decrease in:
  Long-term restructuring, integration
    disposal and environmental                 (1.0)
  Long-term benefit liabilities                (1.8)
  Deferred taxes and other                     (4.5)
Increase in:
  Intangible and other assets                  (1.5)
  Long-term debt                               64.9
  Property, plant and equipment, net          (15.0)
Other changes in stockholders' equity           0.3
Issuance of common stock                        5.2
     Increase in working capital             $ 70.6

     Earnings before interest, taxes, depreciation, amortization, other charges (credits)and extraordinary item ("EBITDA") increased $12.4 million to $64.6 million in the first nine months of fiscal year 1998 from $52.2 million in the first nine months of fiscal year 1997. The EBITDA increases reflect higher profitability as discussed above.

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

     As of May 31, 1997, the Company estimated the remaining cash requirements for the 1997 restructuring to be $5.5 million. Of such amount, the Company expects to spend approximately $1.5 million during fiscal year 1998 and $4.0 million thereafter. In the first nine months of fiscal year 1998, spending related to the 1997 restructuring amounted to $1.3 million.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

     As of May 31, 1997, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $2.1 million, of which the Company expects to spend approximately $0.7 million during fiscal year 1998 and $1.4 million thereafter. In the first nine months of fiscal year 1998, spending related to the integration of Cameron and associated direct costs amounted to $0.4 million.

     The Company expects to spend $1.3 million in fiscal year
1998 and $14.9 million thereafter on non-capitalizable environmental activities. In the first nine months of fiscal year 1998, $1.1 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost effective operations, environmental projects and joint development programs with customers. In the first nine months of fiscal year 1998, capital expenditures amounted to $32.8 million and are expected to be approximately $35.0 to $40.0 million in fiscal year 1998.

     On December 15, 1997, the Company issued $150.0 million of 8% Senior Notes due 2007 under an indenture between the Company and a bank as trustee. The 8% Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The 8% Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. The Company used approximately $90.7 million of the net proceeds from the sale of the 8% Senior Notes to repurchase $84.7 million (94%) of its outstanding 10 3/4% Senior Notes due 2003. The balance of the net proceeds will be used for additional working capital and other general corporate purposes.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of February 28, 1998, the total availability under the Receivables Financing Program was $62.1 million, there were no borrowings and letters of credit amounting to $8.3 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, has a credit agreement with a Scottish bank ("the U.K. Credit Agreement") with an effective date of June 27, 1997. The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

million) with a separate letter of credit or guarantee limit of
2.0 million pounds sterling. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at February 28, 1998 and the Company had issued 0.9 million pounds sterling (approximately $1.5 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($59.3 million at February 28, 1998), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

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

ACCOUNTING AND TAX MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. There is no material impact on earnings per share for the three or nine months ended February 28, 1998 and 1997 calculated under SFAS 128.

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

     The Company is in the process of conducting a review of its computer systems to identify areas that could be affected by the "Year 2000" issue. An implementation plan will then be developed to resolve the issues identified. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in computational errors as dates are compared across the century boundary. The total cost of altering the applicable program code is being determined as part of the Company's implementation plan. The Company, based on a preliminary evaluation, does not currently believe such costs will be material.

OTHER MATTERS

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc.
("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others were injured.

     OSHA conducted an investigation of the accident.  On June
18, 1997, WGFI reached an agreement with OSHA, settling citations resulting from the accident.

     The injured workers and the decedents' families have asserted claims against the Company and WGFI. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from one current employee.

     To date, the Company has settled all claims that could be brought by three of the decedent's families on terms acceptable to the Company and its insurance carriers. The Company has also
settled most of the claims of the subcontractor employees.   The
Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation. The family of another decedent and one of the injured employees have subsequently filed motions to be included in that lawsuit. Trial of the lawsuit is currently set for October 1998.

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

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million, a portion of which has been expended in the settlement to date. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, as with currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident. However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


OTHER MATTERS, Continued

adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the United States Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire facility. The focus of the investigation is whether the Company failed to comply with required quality control procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications, which could be a violation of federal requirements. The investigating agencies have directed the Company to furnish various documents and information relating to the subject of the investigation. The Company is cooperating fully with the investigation and in addition has substantially completed its own investigation, which was supervised by the Company's outside attorneys and conducted by quality and process auditors from another casting facility of the Company and by the Company's internal attorneys. Such investigation has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company, which could result in civil damages and penalties and criminal liability, if the Company were found to have violated federal laws. Based on the Company's own investigation to date, the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Nine Months
                Ended February 28, 1998.

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

     On February 9, 1998, the Company filed a Form 8-K with the
     Commission to update the status of the 29,000 ton press and to announce an extraordinary one time charge relating to the refinancing of its 10 3/4% Senior Notes due 2003.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  4/9/98            By: /S/ EDWARD J. DAVIS
                                 Edward J. Davis
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:  4/9/98            By: /S/ JEFFREY B. LAVIN
                             Jeffrey B. Lavin
                             Corporate Controller