Form 10-K
period 1998-05-31
WYMAN GORDON CO
filed 1998-08-28
CIK 108703

                                                              # = pound sterling

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-3085

                              WYMAN-GORDON COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                                     04-1992780
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

        244 WORCESTER STREET, BOX 8001,                            01536-8001
            GRAFTON, MASSACHUSETTS
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  508-839-4441
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                     None                                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, $1 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 1998: $331,343,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     CLASS                                OUTSTANDING AT JULY 25, 1998
                     -----                                ----------------------------
          Common Stock, $1 Par Value                            36,558,983 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's "Proxy Statement for Annual Meeting of Stockholders" on October 21, 1998 are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

                                  THE COMPANY

     Wyman-Gordon Company is a leading manufacturer of high-quality, technologically advanced forging and investment casting components for the commercial aviation, commercial power and defense industries. The Company produces metal components to exacting customer specifications for technically demanding applications such as jet turbine engines, airframes and land-based and marine gas turbine engines. The Company also produces extruded seamless thick wall pipe, made from steel and other alloys for use primarily in the oil and gas industry and commercial power generation plants. The Company produces components for most of the major commercial and United States defense aerospace programs. The Company's unique combination of manufacturing facilities and broad range of metallurgical skills allows it to serve its customers effectively and to lead the development of new metal technologies for its customers' applications. Through its Scaled Composites and Scaled Technology Works subsidiaries, the Company engages in research, development, engineering and manufacture of composite airframe structures. In fiscal years 1998 and 1997, the Company's total revenues were $752.9 million and $608.7 million, respectively.

     The Company employs three manufacturing processes: forging, investment casting and composite production. The Company's forging process involves heating metal and shaping it through pressing or extrusion. Forged products represented 77% of the Company's total revenues in the year ended May 31, 1998. Castings is a process in which molten metal is poured into molds. Cast products represented 21% of the Company's total revenues in the year ended May 31, 1998. The Company's composite business designs, fabricates and tests composite airframe structures for the aerospace market. The composite business represented 2% of the Company's total revenues in fiscal year 1998.

STRATEGY

     In order to better serve its customers, the Company has refocused its organizational structure towards end-markets served (i.e., aircraft turbines, aircraft structural components and energy products) rather than manufacturing processes used (i.e., forging, casting or composites). As a result, the Company's business units will be responsible for specific market sectors or customers. The purpose of this new structure is to enhance the Company's ability to anticipate and adapt to customer demands and market opportunities.

     The Company intends to strengthen its position in the aerospace market and diversify into new markets by leveraging its manufacturing capabilities and expertise in high-performance materials. By diversifying its business mix, the Company intends to lessen its reliance on the aerospace industry and mitigate the impact of the cyclicality of that industry. The Company intends to achieve its goals through the following initiatives:

     Continue Performance Improvements and Cost Reductions. The Company has significantly improved its performance in recent years and is committed to continuing to streamline its operations and its cost structure. The Company has successfully completed the consolidation of Cameron Forged Products Company ("Cameron"), which was acquired from Cooper Industries, Inc. ("Cooper") in May 1994. As a result of the elimination of duplicate facilities, improved throughput, and increased efficiencies of scale, the Company estimates that its total production and selling costs are more than $30 million lower on an annualized basis than such costs would have been under the cost structures of the Company and Cameron prior to the acquisition. Building upon the performance improvements achieved in recent years, the Company continually strives to increase utilization rates, reduce inventory requirements and reduce operating expenses and other costs.

     Enhance Strategic Alliances with Customers and Suppliers. The Company and certain of its customers and raw material suppliers have undertaken various initiatives to improve quality, shorten manufacturing cycle times and reduce costs at each stage of production. Teams from each of the participating companies meet regularly to share information and to develop plans to improve the efficiency of the entire supply chain. In addition, the Company believes it will be able to provide higher value-added, custom-tailored products to its customers by working more closely with its customers in the early stages of product development. In

July 1998, in connection with the formation of the titanium castings joint venture described below, the Company entered into a transaction with Titanium Metals Corporation, ("TIMET") in which TIMET acquired the Company's titanium vacuum arc remelting facility in Millbury, Massachusetts, and the Company and TIMET entered into a long-term agreement pursuant to which the Company will acquire a substantial portion of its titanium raw material requirements.

     Develop New Applications and Enter New Markets. The Company believes that its expertise in the manufacture of metal components with enhanced fatigue- and temperature-resistant properties gives it the ability to design new applications for its current markets and to enter new markets. For example, the Company has been able to enter the power generation market by utilizing its knowledge of nickel-based alloys and manufacturing technology for aerospace turbines to manufacture advanced components for land-based gas turbines. The Company is also applying its expertise in investment casting, particularly in titanium, to enter new markets, such as oil and gas and power generation.

     Pursue Acquisitions or Joint Ventures. The Company intends to pursue selective acquisitions and joint ventures that will enable the Company to leverage its manufacturing expertise and metallurgical skills. The Company believes that pursuing joint ventures will be increasingly important to its future growth. For example, foreign joint ventures to produce components for the aerospace industry may provide the Company with the opportunity to allow its customers to meet local content requirements as they expand into foreign markets. In addition, joint ventures may enable the Company to secure raw material supplies or reduce costs. In 1998, the Company acquired International Extruded Products, LLC ("IXP") of Buffalo, New York. IXP produces extruded seamless pipe in sizes generally smaller than those produced by the Company at its other facilities. In addition, IXP produces certain clad pipe in which a corosion resistant inner layer is bonded to an outer layer of a different, less expensive alloy, and pipes made of corosion resistant alloys of titanium and other metals. The Company believes that the IXP product line broadens its own offerings and will allow the Company to offer more comprehensive piping packages to meet customer needs. In July 1998, the Company formed a joint venture with TIMET which combines the Company's titanium castings operations in Franklin, New Hampshire with TIMET's titanium castings operations in Albany, Oregon. The Company believes that the joint venture, which is 80.1% owned by the Company, will allow it to expand its offering of cast titanium products.

     Leverage Expertise with Larger Aerospace Components. The Company believes that its technological expertise in manufacturing large-scale components and experience in producing and utilizing sophisticated alloys will enable it to capitalize on the industry trend toward widebody aircraft with larger and more sophisticated engines. These aircraft require larger airframe structural parts and engine components manufactured with high-purity alloys, both of which are particular strengths of the Company.

MARKETS AND PRODUCTS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods were as follows:

                                 YEAR ENDED           YEAR ENDED           YEAR ENDED
                                MAY 31, 1998         MAY 31, 1997         MAY 31, 1996
                              -----------------    -----------------    -----------------
                                          % OF                 % OF                 % OF
                              REVENUE     TOTAL    REVENUE     TOTAL    REVENUE     TOTAL
                              --------    -----    --------    -----    --------    -----
                                          (000'S OMITTED, EXCEPT PERCENTAGES)
Aerospace...................  $607,844      81%    $475,131      78%    $362,706      73%
Energy......................   114,186      15       97,117      16       92,991      19
Other.......................    30,883       4       36,494       6       43,927       8
                              --------     ---     --------     ---     --------     ---
Total.......................  $752,913     100%    $608,742     100%    $499,624     100%
                              ========     ===     ========     ===     ========     ===

  Aerospace Products

     Aerospace Turbine Products. The Company manufactures components from sophisticated titanium and nickel alloys for jet engines manufactured by General Electric Company ("GE"), the Pratt & Whitney Division ("Pratt & Whitney") of United Technologies Corporation ("United Technologies"), Rolls-Royce ("Rolls Royce") and CFM International S.A. Such jet engines are used on substantially all commercial aircraft produced by the Boeing Company ("Boeing") and Airbus Industrie, S.A. ("Airbus"). The Company's forged engine parts include fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Cast engine parts include thrust reversers, valves and fuel system parts such as combustion chamber swirl guides. Rotating parts (which include fan, compressor and turbine discs) must be manufactured to precise quality specifications. The Company believes it is the leading producer of these rotating components for use in large turbine aircraft engines. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts to temperatures reaching 1,350 degrees Fahrenheit. Components for such extreme conditions therefore require precision manufacturing and expertise with high-purity titanium and nickel-based alloys.

     Aerospace Structural Products. The Company's airframe structural components, such as landing gear, bulkheads and wing spars, are used on every model of airplane manufactured by Boeing and the Airbus A321, A330 and A340. In addition, the Company's structural components are used on a number of military aircraft and in other defense-related applications, including the C-17 transport and the new F-22 fighter being jointly developed by Lockheed Martin Corporation ("Lockheed") and Boeing. The Company also produces dynamic rotor forgings for helicopters.

     Aerospace structural products include wing spars, engine mounts, struts, landing gear beams, landing gear, wing hinges, wing and tail flaps, housings, and bulkheads. These parts may be made of titanium, steel, aluminum and other alloys, as well as composite materials. Forging is particularly well suited for airframe parts because of its ability to impart greater strength per unit of weight to metal than other manufacturing processes. Investment casting can produce complex shapes to precise, repeatable dimensions.

     The Company has been a major supplier of the beams that support the main landing gear assemblies on the Boeing 747 for many years and supplies main landing gear beams for the Boeing 777. The Company forges landing gear and other airframe structural components for the Boeing 737, 747, 757, 767 and 777, and the Airbus A321, A330 and A340. The Company produces structural forgings for the F-15, F-16 and F/A-18 fighter aircraft and the Black Hawk helicopter produced by Sikorsky Aircraft Corporation, a subsidiary of United Technologies. The Company also produces large, one-piece bulkheads for Lockheed and Boeing for the F-22 fighter.

  Energy Products

     The Company is a major supplier of extruded seamless thick wall pipe used in critical piping systems in both fossil fuel and nuclear commercial power plants worldwide as well as in oil and gas industry applications. The Company produces rotating components, such as discs and spacers, and valve components for land-based steam turbine and gas turbine generators, and in addition, also manufactures shafts, cases, and compressor and turbine discs for marine gas engines. The Company believes the energy sector provides it with an opportunity to build on its manufacturing capabilities and metallurgical know-how gained from manufacturing products for the aerospace industry. The April 1998 acquisition of IXP enhances this opportunity.

     The Company produces a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, cogeneration projects and retrofit and life extension applications. These tubular forged products also have ordnance and other military applications. Aluminum, steel, and titanium products are manufactured at the Company's Houston, Texas forging facility where one of the world's largest vertical extrusion presses extrudes pipe up to 48 inches in diameter and seven inches in wall thickness and bar stock from six to 32 inches in diameter. Lengths of pipe and bar stock vary from ten to 45 feet, with a maximum forged weight of 20 tons. Similar equipment and capabilities are in operation at the Company's Livingston,

Scotland, and Buffalo, New York, forging facilities. Additionally, the Houston press extrudes powder billets for use in aircraft turbine engine forgings.

  Other Products

     The Company supplies products to builders of military ordnance. Examples of forged products include steel casings for bombs and rockets. For naval defense applications, the Company supplies components for propulsion systems for nuclear submarines and aircraft carriers as well as pump, valve, structural and non-nuclear propulsion forgings. The Company also manufactures extruded missile, rocket and bomb casings and supplies extruded products for nuclear submarines and aircraft carriers, including thick wall piping for nuclear propulsion systems, torpedo tubes and catapult launch tubes. The Company also extrudes powders for other alloy powder manufacturers.

     Through its investment casting operations, which utilize a process of pouring molten metal into a mold, the Company manufactures products for commercial applications such as food processing, semiconductor manufacturing, diesel turbochargers and sporting equipment. The Company is actively seeking to identify alternative applications for its capabilities, such as in the automotive and other commercial markets.

CUSTOMERS

     The Company has approximately 275 active customers that purchase forgings, approximately 800 active customers that purchase investment castings and approximately 20 active customers that purchase composite structures. The Company's principal customers are similar across all of these production processes. Five customers accounted for 51%, 48% and 47% of the Company's revenues for the years ended May 31, 1998, 1997 and 1996, respectively. GE and United Technologies (primarily Pratt & Whitney division and Sikorsky) each accounted for 10% or more of revenues for the years ended May 31, 1998, 1997 and 1996.

                                         YEAR ENDED           YEAR ENDED           YEAR ENDED
                                        MAY 31, 1998         MAY 31, 1997         MAY 31, 1996
                                      -----------------    -----------------    -----------------
                                                  % OF                 % OF                 % OF
                                      REVENUE     TOTAL    REVENUE     TOTAL    REVENUE     TOTAL
                                      --------    -----    --------    -----    --------    -----
                                                  (000'S OMITTED, EXCEPT PERCENTAGES)
GE..................................  $169,894     23%     $156,764     26%     $134,830     27%
United Technologies.................    76,786     10        60,921     10        53,116     11

     Boeing and Rolls-Royce are also significant customers of the Company. Because of the relatively small number of customers for some of the Company's principal products, those customers exercise significant influence over the Company's prices and other terms of trade.

     The Company has become actively involved with its aerospace customers through supply chain management initiatives, joint development relationships and cooperative research and development, engineering, quality control, just-in-time inventory control and computerized design programs. The Company believes that greater involvement in the design and development of components for its customers' products will result in significant efficiencies and will allow the Company to better serve its customers.

MARKETING AND SALES

     The Company markets its products principally through its own sales engineers and makes only limited use of independent manufacturers' representatives. Substantially all sales are made directly to original equipment manufacturers.

     The Company's sales are not subject to significant seasonal fluctuations.

     A substantial portion of the Company's revenues are derived from long-term, fixed-price agreements ("LTAs") with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. The Company has increased its efforts to obtain LTAs with customers which contain price adjustments which would compensate the Company for increased raw material costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

BACKLOG

     The Company's firm backlog includes the sales prices of all undelivered units covered by customers' orders for which the Company has production authorization. The Company's firm backlog in the various markets served by the Company has been as follows:

                                        MAY 31, 1998          MAY 31, 1997         MAY 31, 1996
                                     -------------------    -----------------    -----------------
                                                   % OF                 % OF                 % OF
                                      BACKLOG      TOTAL    BACKLOG     TOTAL    BACKLOG     TOTAL
                                     ----------    -----    --------    -----    --------    -----
                                                  (000'S OMITTED, EXCEPT PERCENTAGES)
Aerospace..........................  $  908,633      88%    $767,989      86%    $499,103      83%
Energy.............................      94,314       9       99,172      11       66,341      11
Other..............................      27,145       3       28,664       3       32,994       6
                                     ----------     ---     --------     ---     --------     ---
Total..............................  $1,030,092     100%    $895,825     100%    $598,438     100%
                                     ==========     ===     ========     ===     ========     ===

     At May 31, 1998, approximately $716.8 million of total firm backlog was scheduled to be shipped within one year (compared to $671.6 million at May 31, 1997 and $437.0 million at May 31, 1996) and the remainder in subsequent years. Sales during any period include sales which were not part of backlog at the end of the prior period. Customer orders in firm backlog are subject to rescheduling or termination for customer convenience and as a result of market fluctuations in the commercial aerospace industry. However, in certain cases, the Company is entitled to an adjustment in contract amounts. Because of the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed. Accordingly, the Company's backlog is not necessarily indicative of the Company's revenues for any future period or periods.

MANUFACTURING PROCESSES

     The Company employs three manufacturing processes: forging, investment casting and composites production.

  Forging

     The Company's forging process involves heating metal and shaping it through pressing or extrusion. The Company forges titanium and steel alloys, as well as high temperature nickel alloys. Forging is conducted on hydraulic presses with capacities ranging up to 55,000 tons. The Company believes that it is the leading producer of rotating components for use in turbine aircraft engines. These parts are forged from purchased ingots which are converted to billet in the Company's cogging presses and from alloy metal powders (primarily nickel alloys) which are produced, consolidated and extruded into billet entirely at the Company's facilities.

     The Company manufactures its forgings at its facilities in Grafton and Worcester, Massachusetts; Houston, Texas; Buffalo, New York; and Livingston, Scotland. The Company also operates an alloy powder metal facility in Brighton, Michigan; vacuum remelting facilities in Houston, Texas which produce steel and nickel alloy ingots; and a plasma arc melting facility for the production of titanium electrodes and ingots in Millbury, Massachusetts. The Company has eight large closed die hydraulic forging presses rated as follows: 18,000 tons, 35,000 tons and 50,000 tons in Grafton Massachusetts; 20,000 tons, 29,000 tons and 35,000 tons in Houston, Texas; 12,000 tons in Buffalo, New York and 30,000 tons in Livingston, Scotland. The Company reinstalled the 20,000 ton multi-ram press in Houston at a cost of approximately $6 million and began operating it at the end of fiscal year 1997. The addition of this press substantially increased the Company's forging capacity. The 35,000 ton vertical extrusion press in Houston can also be operated as a 55,000 ton hydraulic forging press. The Company also operates two open die cogging presses used to convert ingot into billet rated at 2,000 tons and 1,375 tons at its Grafton, Massachusetts location. The Company produces isothermal forgings on its forging press rated at 8,000 tons at its Worcester, Massachusetts location.

     The Company employs the following five forging processes:

     - Open-Die Forging. In this process, the metal is pressed between dies that never completely surround the metal, thus allowing the metal to be observed during the process. Typically, open-die forging is used to create relatively simple, preliminary shapes to be further processed by closed die forging.

     - Closed-Die Forging. Closed-die forging involves pressing heated metal into the required shapes and size determined by machined impressions in specially prepared dies which completely surround the metal. In hot-die forging, both titanium and nickel alloys can be forged using this process, in which the dies are heated to a temperature of approximately 1300 degreesF. This process allows metal to flow more easily within the die cavity which produces forgings with superior surface finish, metallurgical structures with tighter tolerances and enhanced repeatability of the part shape.

     - Conventional/Multi-Ram. The closed-die, multi-ram process utilized on the Company's 30,000 and 20,000 ton presses enables the Company to produce extremely complex forgings such as valve bodies with multiple cavities in a single heating and pressing cycle. Dies may be split either on a vertical or a horizontal plane and shaped punches may be operated by side rams, piercing rams, or both. Multi-ram forging enables the Company to produce a wide variety of shapes, sizes and configurations. The process also optimizes grain flow and uniformity of deformation and reduces machining requirements.

     - Isothermal Forging. Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. The forged material typically consists of nickel alloy powders. Because of the high die temperatures necessary for forming these alloys, the dies are made of refractory metals, typically molybdenum, so that the die retains its strength and shape during the forging process. Because the dies may oxidize at these elevated temperatures, the forging process is carried on in a vacuum or inert gas atmosphere. The Company's isothermal press also allows it to produce near-net shape components (requiring less machining by the customer) made from titanium alloys, which can be an important competitive advantage in times of high titanium prices. The Company carries on this process in its 8,000-ton isothermal press.

     - Extrusion. The Company's 35,000 ton vertical extrusion press is one of the largest and most advanced extrusion presses in the world. Extrusions are produced for applications in the oil and gas industry, including tension leg platforms, riser systems and production manifolds. The extrusion process is facilitated by manipulators capable of handling work pieces weighing up to 20 tons, rotary hearth furnaces and a 14,000 ton blocking press. The Company's extrusion press is capable of producing thick wall seamless pipe with outside diameters up to 48 inches and wall thicknesses from 1/2 inch up to seven inches. Solid extrusions can be manufactured from six to 32 inches in diameter. Typical lengths vary from ten to 45 feet. Powder materials can also be compacted and extruded into forging billets utilizing this press. The 30,000 ton press in Scotland has similar extrusion capabilities in addition to its multi-ram forging capabilities. The 12,000 ton press in Buffalo, New York is capable of producing seamless pipe with outside diameters up to 20 inches and wall thicknesses from 3/8 inches up to three inches.

     Metal Production. The Company's Brighton, Michigan powder metal facility has the capability to atomize, process, and consolidate (by hot isostatic pressing) alloy metal powders for use in aerospace, medical implant, petrochemical, hostile environment oil and gas drilling and production, and other applications. This facility has an annual production capacity of up to 500,000 pounds of alloy powder. After production of the powder, the Company consolidates the metal by extrusion using its 35,000 ton press in Houston, and the extruded billets are then forged into critical jet engine components on the Company's 8,000 ton isothermal press in Worcester, Massachusetts.

     The Company's vacuum arc remelting ("VAR") shop in Houston, Texas has five computer-controlled VAR furnaces which process electrodes up to 42 inches in diameter that weigh up to 40,000 pounds. The Houston VAR furnaces are used to remelt purchased electrodes into high purity alloys for internal use. In addition, the VAR furnaces are used for toll melting. These vacuum metallurgy techniques provide consistently high levels of purity, low gas content, and precise control over the solidification process. This minimizes segregation in complex alloys and results in improved mechanical properties, as well as hot and cold workability.

     The Company's plasma arc melting ("PAM") facility in Millbury is capable of producing high quality titanium ingot and nickel alloy powder. The Company has entered into a joint venture with Pratt & Whitney and certain Australian investors to produce nickel alloy ingots in Perth, Australia, some of which the Company utilizes as raw materials for its forging and casting products.

     Support Operations. The Company manufactures some of its own forging dies out of high-strength steel and molybdenum. These dies can weigh in excess of 100 tons and can be up to 25 feet in length. In manufacturing its dies, the Company utilizes its customers' drawings and engineers the dies using CAD/CAM equipment and sophisticated computer models that simulate metal flow during the forging process. This activity improves die design and process control and permits the Company to enhance the metallurgical characteristics of the forging.

     The Company also has at its three major forging locations machine shops with computer aided profiling equipment, vertical turret lathes and other equipment that it employs to shape rough machine products. The Company also operates rotary and car-bottom furnaces for heat treatment to enhance the performance characteristics of the forgings.

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

  Investment Castings

     The Company's investment castings operations use high-volume production equipment and both air-melt and vacuum-melt furnaces to produce a wide variety of complex investment castings. Castings are made of a range of metal alloys including steel, aluminum, nickel, titanium and magnesium. The Company's castings operations are conducted in facilities located in Groton, Connecticut; Franklin and Tilton, New Hampshire; Carson City, Nevada; San Leandro, California and Albany, Oregon.

     In July 1998, the Company and TIMET combined their respective titanium casting operations in Tilton, New Hampshire and Albany, Oregon into Wyman Gordon Titanium Castings, LLC, a Delaware limited liability company, (the "Joint Venture"), 80.1% owned by the Company and 19.9% by TIMET. The parties have agreed, in general, that the TIMET Venture will be the exclusive means by which they conduct their titanium castings operations.

     The Company produces its investment castings by the "lost wax" process, a method developed in China over 5,000 years ago. The initial step in producing investing castings is to create a wax form of the ultimate metal part by injecting molten wax into an aluminum mold, known as a "tool." These tools are produced to the specifications of the customer and are primarily purchased from outside die makers, although the Company maintains internal tool-making capabilities. The wax patterns are then mechanically coated with a ceramic slurry in a process known as investment. This forms a ceramic shell which is subsequently air-dried and hardened under controlled environmental conditions. Next, the wax inside this shell is melted and removed in a high temperature steam autoclave and the molten wax is recycled. In the next, or "foundry" stage, metal is melted in an electric furnace in either an air or vacuum environment and poured into the ceramic shell. After cooling, the ceramic shells are removed by vibration, chipping or various types of water or air blasting. The metal parts are then cleaned in a high temperature caustic bath, followed by water rinsing. In the finishing stage, the castings are finished by grinding and polishing to remove excess metal. The final product then undergoes a lengthy series of testing (radiography, fluorescent penetrant, magnetic particle and dimensional) to ensure quality and consistency.

  Composites

     The Company's composites subsidiary, Scaled Composites, located in Mojave, California, designs, fabricates and tests composite airframe structures made by layering carbon graphite and other fibers with epoxy resins for the aerospace market. During fiscal year 1998, the Company completed the construction of a 120,000-square-foot facility in Montrose, Colorado, where the Company's subsidiary, Scaled Technology Works, manufactures airplane components, principally those designed by Scaled Composites.

OPERATING FACILITIES

     The following table sets forth certain information with respect to the Company's operating facilities at May 31, 1998, all of which are owned. The Company believes that its operating facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs. On average, during the Company's fiscal year 1998, the Company's forging, investment castings and composites facilities were operating at approximately 78%, 76% and 77% of their total productive capacity, respectively.

                                                       APPROXIMATE
                                                         SQUARE
LOCATION                                                 FOOTAGE           PRIMARY FUNCTION
--------                                               -----------    --------------------------
Brighton, Michigan...................................      34,500     Alloy Powder Production
Grafton, Massachusetts...............................      85,420     Administrative Offices
Grafton, Massachusetts...............................     843,200     Forging
Houston, Texas.......................................   1,283,800     Forging
Livingston, Scotland.................................     405,200     Forging
Millbury, Massachusetts..............................     104,125     Research and Development,
                                                                      Metals Production
Worcester, Massachusetts.............................      22,300     Forging
Buffalo, New York (2 plants).........................     235,000     Forging
Carson City, Nevada..................................      55,000     Casting
Franklin, New Hampshire..............................      43,200     Casting
Groton, Connecticut (2 plants).......................     162,550     Casting
San Leandro, California..............................      60,000     Casting
Tilton, New Hampshire................................      94,000     Casting
Mojave, California...................................      67,000     Composites
Montrose, Colorado...................................     120,000     Composites

RAW MATERIALS

     Raw materials used by the Company in its forgings and castings include titanium, nickel, steel, aluminum, magnesium and other metallic alloys. The composites operation uses high strength fibers such as fiberglass or graphite, as well as materials such as foam and epoxy, to fabricate composite structures. The major portion of metal requirements for forged and cast products are purchased from major metal suppliers producing forging and casting quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials. Its principal suppliers of nickel alloys include Special Metals Corporation, Allegheny Teledyne, Inc., and Carpenter Technologies Corporation. Its principal suppliers of titanium alloys are TIMET, Oregon Metallurgical Corp. and RMI Titanium Company. In July 1998, the Company exchanged certain assets of its Millbury, Massachusetts titanium vacuum arc remelting facility for certain assets of TIMET's Albany, Oregon titanium castings business. In connection with such exchange the Company and TIMET entered into a long term supply agreement pursuant to which the Company will acquire a substantial portion of its titanium raw material requirements from TIMET. The

Company's powder metal facility in Brighton, Michigan produces nickel alloy powder and high quality titanium ingots. In addition the Company is a participant in the joint venture to produce nickel alloy ingots, and the Company utilizes a portion of the output of its Australian joint venture for its own use.

     The titanium and nickel alloys utilized by the Company have a relatively high dollar value. Accordingly, the Company attempts to recover and recycle scrap materials such as machine turnings, forging flash, scrapped forgings, test pieces and casting sprues, risers and gates.

     In the event a customer cancels an order for which material has been purchased, the Company may, under certain circumstances, obtain reimbursement from the customer if the material cannot be diverted to other uses. Costs of material already on hand, along with any conversion costs incurred, are generally billed to the customer unless transferable to another order. As demand for the Company's products grew during recent fiscal years, and prices of raw materials have risen, the Company experienced raw material shortages and production delays. During fiscal year 1997 and the first six months of fiscal year 1998, the Company's suppliers of nickel and titanium alloys experienced increases in the market prices of the elements (e.g., nickel, titanium, cobalt), that they use in fabricating their products. Because the Company's suppliers generally have alternative markets for their products where they may have greater ability to increase their prices, production in some cases was diverted to alternative markets. As a result, during fiscal year 1997 and the first six months of 1998, the Company's lead time for deliveries from its suppliers expanded from 20 weeks to 50 weeks or more. In the last six months this trend has started to change. New capacities at these suppliers combined with a flatening in overall demand is causing some softening in price and reductions in lead times back toward 20 weeks. In response to these supply problems, the Company has sought price increases and other financial considerations from its customers which would permit it to increase the price it pays to suppliers. In addition, the Company and certain of its customers and suppliers have undertaken active programs for supply chain management which have helped to reduce the overall lead times for deliveries of raw materials.

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

ENERGY USAGE

     The Company is a large consumer of energy. Energy is required primarily for heating metals to be forged and melting metals to be cast, melting of ingots, heat-treating products after forging and casting, operating forging presses, melting furnaces, die-sinking, mechanical manipulation and pollution control equipment and space heating. Supplies of natural gas, oil and electricity used by the Company have been sufficient and there is no anticipated shortage for the future. However, significant increases in the price of or shortages in these energy supplies may have an adverse impact on the Company's results of operations.

EMPLOYEES

     As of May 31, 1998, the Company had approximately 4,285 employees, of whom 1,145 were executive, administrative, engineering, research, sales and clerical and 3,140 were production and craft. Approximately 49% of the production and craft employees, consisting of employees in the forging business, are represented by unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                                  NUMBER OF
                              EMPLOYEES COVERED
                                BY BARGAINING
LOCATION                         AGREEMENTS        INITIATION DATE      EXPIRATION DATE
--------                      -----------------    ----------------    ------------------
Grafton, Millbury and
  Worcester,
  Massachusetts.............          582          April 6, 1997       March 24, 2002
Houston, Texas..............          616          August 10, 1998     August 12, 2001
                                       45          August 7, 1995      September 27, 1998
Livingston, Scotland........          203          December 1, 1995    November 30, 1998
                                       35          February 1, 1996    January 31, 1999
Buffalo, New York...........           52          October 21, 1996    June 6, 1999
                                    -----
          Total.............        1,533
                                    =====

     The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.

RESEARCH AND PATENTS

     The Company maintains research and development departments at both Millbury, Massachusetts, and Houston, Texas, which are engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forging and casting materials and processes. The Company's Castings Operations conduct research and development related to advanced casting materials and processes at its Groton, Connecticut, and Tilton, New Hampshire, facilities. The Company's composites operation conducts research and development related to aerospace composite structures at the Mojave, California, facility. The Company spent approximately $3.3 million, $2.9 million and $1.6 million on applied research and development work during the years ended May 31, 1998, 1997 and 1996, respectively. Although the Company owns patents covering certain of its processes, the Company does not consider that these patents are of material importance to the Company's business as a whole. Most of the Company's products are manufactured to customer specifications and, consequently, the Company has few proprietary products.

COMPETITION

     Most of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. Competition in each of the Company's current product markets is cyclical, intensifying during upturns and lessening during downturns, but such cyclicality of competition is especially present in aerospace structural products markets because of the cyclical nature of the commercial and defense aerospace industries. In the aerospace turbine products market, the Company's largest competitors are Ladish Co., Inc., Fortech, S.A. and Thyssen AG. In the aerospace structural products market, Alcoa Corporation and Schultz Steel Company are the Company's largest competitors. In the energy products market, the Company faces mostly international competition from Mannesmann A.G. and Sumitomo Corporation, among others. In the aerospace castings products market, Howmet Corporation and Precision Cast Parts Corp. are the Company's largest competitors.

     In the future, the Company may face increased competition from international companies which currently have the required manufacturing equipment, but may lack sufficient technological or financial resources, and may be hampered by lower productivity. International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where "offset" or "local content" requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. Competitive advantages are afforded to those with high quality products, low cost manufacturing, excellent customer service and delivery and engineering and production expertise. The Company believes that it has strength in these areas, but there can be no assurance that the Company can maintain its share of the market for any of its products.

ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. As of May 31, 1998, aggregate environmental reserves amounted to $16.5 million, which includes expected cleanup expenses estimated between $4.4 million and $5.4 million upon the eventual sale of the Worcester facility, certain environmental issues, including the remediation of on-site landfills, at Cameron amounting to approximately $3.5 million, $5.6 million in remediation projects at the Grafton facility, $0.9 million for remediation at the Buffalo facility and $1.1 million for various Superfund sites. There can be no assurance that the actual costs of remediation will not eventually materially exceed the amount presently accrued.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totaling $20.8 million for environmental management and remediation at that site during the period 1982 through 1999, of which $4.0 million remained as of May 31, 1998. These expenditures will not resolve the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at approximately $3.5 million, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site.

     The Company's Grafton facility was formerly included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan ("SDMP") for low-level radioactive waste as the result of the disposal of magnesium thorium alloys at the facility in the 1960s and early 1970s under license from the Atomic Energy Commission. On March 31, 1997, the NRC informed the Company that jurisdiction for the Grafton site had been transferred to the Commonwealth of Massachusetts Department of Public Health (the "DPH") and that the Grafton facility had been removed from the SDMP. Although it is unknown what specific remediation and disposal requirements may be imposed on the Company by the DPH, the Company believes that a reserve of $1.5 million recorded on its books is sufficient to cover all costs. There can be no assurance, however, that such reserve will be adequate to cover any obligations that the DPH may ultimately impose on the Company.

     The Company, together with numerous other parties, has been named a PRP under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; the Harvey GRQ site, Harvey, Illinois; the Berlin & Farrow site, Swartz Creek, Michigan; the Gemme/Fournier site, Leicester, Massachusetts; and the Salco, Inc. site, Monroe, Michigan. The Company believes that a reserve of $1.1 million recorded on its books is sufficient to cover all costs.

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

     The Company expects to incur between $4.4 and $5.4 million in cleanup expenses upon the planned sale of its Worcester, Massachusetts facility to remedy certain contamination discovered on site. The Massachusetts Department of Environmental Protection has classified the site as a Tier II site under the Massachusetts Contingency Plan.

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

LEGAL PROCEEDINGS

     In addition to the matters disclosed below, at May 31, 1998, the Company was involved in certain legal proceedings arising in the normal course of its business. The Company believes the outcome of these matters will not have a material adverse effect on the Company.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas, facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others injured.

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

     To date, the Company has settled all claims that could be brought by three of the decedents' families on terms acceptable to the Company and its insurance carriers and in addition has reached agreement for the settlement of the claims of the family of a fourth decedent. The Company has also settled most of the claims of the subcontractor employees. The Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation. One of the injured employees has subsequently filed a motion to be included in the lawsuit. Trial of the lawsuit is currently set for January, 1999.

     In general, under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers' Compensation Act. WGFI, the employer of the deceased employees, has workers' compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers' compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so, they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision may not extend to the Company as parent corporation of WGFI. Therefore, with regard to the October 24, 1997 lawsuit and any future lawsuits brought on behalf of those killed or injured in the Houston accident or their families against the Company, if (i) the court finds that the Company had a legal duty to WGFI and its employees,
(ii) the evidence supports a finding that the Company acted negligently in its duty to WGFI and its employees and (iii) such negligence had a causal connection with the accident, the plaintiffs might be able to recover compensatory damages against the Company. If it is shown that the Company's conduct amounted to gross neglect, and that conduct is found to be a cause of the accident, the plaintiffs may be able to recover punitive damages against the Company.

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million, a portion of which has been expended in the settlements to date. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, as with the currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident. However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the United States Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire, facility. The focus of the investigation is whether the Company failed to comply with required quality control procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications, which could be a violation of federal requirements. The investigating agencies have directed the Company to furnish various documents and information relating to the subject of the investigation. The Company is cooperating fully with the investigation, and in addition, has substantially completed its own investigation, which was supervised by the Company's outside attorneys and conducted by quality and process auditors from another casting facility of the Company and by the Company's internal attorneys. Such investigation has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company which could result in civil damages and penalties and criminal liability if the Company were found to have violated federal laws. Based on the Company's own investigation to date, the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.

                                   MANAGEMENT

     The executive officers and directors of the Company are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
David P. Gruber...........................  56    Chairman and Chief Executive Officer
J. Douglas Whelan.........................  59    President, Chief Operating Officer and
                                                  Director
Edward J. Davis...........................  51    Vice President, Chief Financial Officer and
                                                    Treasurer
Sanjay N. Shah............................  47    Vice President, Corporate Strategy Planning
                                                  and Business Development
J. Stewart Smith..........................  56    President, Manufacturing
Colin Stead...............................  59    Senior Vice President, Quality and
                                                  Technology
Wallace F. Whitney, Jr....................  55    Vice President, General Counsel and Clerk
Frank J. Zugel............................  53    President, Marketing
E. Paul Casey.............................  68    Director
Warner S. Fletcher........................  53    Director
Robert G. Foster..........................  60    Director
Russell E. Fuller.........................  72    Director
Charles W. Grigg..........................  59    Director
M Howard Jacobson.........................  65    Director
Judith S. King............................  63    Director
Robert L. Leibensperger...................  59    Director
Andrew E. Lietz...........................  59    Director
H. John Riley, Jr. .......................  57    Director
David A. White, Jr. ......................  56    Director

     DAVID P. GRUBER was elected Chairman and Chief Executive Officer of the Company on October 15, 1997, having previously served as President and Chief Executive Officer since May 1994 and as President and Chief Operating Officer since he joined the Company in October 1991. Prior to joining the Company, Mr. Gruber served as Vice President, Advanced Ceramics, of Compagnie de Saint Gobain (which acquired Norton Company in 1990), a position he held with Norton Company since 1987. Mr. Gruber previously held various executive and technical positions with Norton Company since 1978. He is a Director of State Street Corporation, a Trustee of the Manufacturers' Alliance for Productivity and Innovation, and a member of the Mechanical Engineering Advisory Committee of Worcester Polytechnic Institute.

     J. DOUGLAS WHELAN was elected President and Chief Operating Officer of the Company on October 15, 1997, having previously served as President, Forgings since he joined the Company in March 1994. He joined the Company's Board of Directors in 1998. Prior to joining the Company, he had served for a short time as the President of Ladish Co., Inc., a forging company in Cudahy, Wisconsin, and prior thereto, had been Vice President, Operations of Cameron, with which company and its predecessors he had been employed since 1965 in various executive capacities. Mr. Whelan is a Director of Sifco Industries, Inc. and a member of the President's Council of Manufacturers Alliance.

     EDWARD J. DAVIS was elected Vice President, Chief Financial Officer and Treasurer in February 1998. Prior to joining the Company, Mr. Davis had served as Executive Vice President and Chief Financial Officer of General Ship Acquisition Corporation, Boston, Massachusetts since 1992, and as Senior Manager of Price Waterhouse & Company from 1989 to 1992.

     SANJAY N. SHAH was elected Vice President, Corporate Strategy Planning and Business Development in May 1994, having previously served as Vice President and Assistant General Manager of the Company's Aerospace Forgings Division. He has held a number of executive, research, engineering and manufacturing positions at the Company since joining the Company in 1975.

     J. STEWART SMITH was elected President, Manufacturing of the Company on October 15, 1997, having previously served as Vice President, Manufacturing and Engineering of the Forgings Division since 1994. Prior to that time, Mr. Smith had held various technical and manufacturing positions with Cameron and its predecessors since joining that company in 1978.

     COLIN STEAD was elected Senior Vice President, Quality and Technology of the Company on October 15, 1997, having previously served as Vice President, Quality and Metallurgy of the Forgings Division since 1994. Prior thereto, he had served in various technical and quality positions with Cameron and its predecessors since joining that company in 1984.

     WALLACE F. WHITNEY, JR. joined the Company in 1991. Prior to that time, he had been Vice President, General Counsel and Secretary of Norton Company since 1988, where he had been employed in various legal capacities since 1973.

     FRANK J. ZUGEL was elected President, Marketing of the Company on October 15, 1997, having previously served as President, Investment Castings, since he joined the Company in 1993. Prior to that time, he had served as President of Stainless Steel Products, Inc., a metal fabricator for aerospace applications, since 1992.

     E. PAUL CASEY, Chairman and General Partner, Metapoint Partners, Peabody, Massachusetts (an investment partnership which he established in 1988), has been a Director of the Company since 1993. He served as Vice Chairman of Textron, Inc. from 1986 to 1987 and as Chief Executive Officer and President of Ex-Cell-O Corporation during 1978 to 1986. Mr. Casey is a Director of Comerica, Inc. and Hood Enterprises, Inc., a Trustee of Henry Ford Health Care System and President of the Hobe Sound, Florida Community Chest.

     WARNER S. FLETCHER, Attorney and Director of the law firm of Fletcher, Tilton & Whipple, P.C., Worcester, Massachusetts, has been a Director of the Company since 1987. Mr. Fletcher is an Advisory Director of Bank of Boston, Worcester. He is also Chairman of The Stoddard Charitable Trust, a Trustee of The Fletcher Foundation, the George I. Alden Trust, Worcester Polytechnic Institute, Worcester Foundation for Experimental Biology, Bancroft School and the Worcester Art Museum.

     ROBERT G. FOSTER, President, Chief Executive Officer and Chairman of the Board of Commonwealth BioVentures, Inc., Portland, Maine (a venture capital company engaged in biotechnology) since 1987. Director of the Company since 1989. Term expires in 2000. He is also a Director of United Timber Corp., Meridian Medical Technologies, Phytera, the Small Enterprise Growth Fund for the State of Maine, Intellicare American and Epic Pharmaceuticals.

     RUSSELL E. FULLER, Chairman of REFCO, Inc., (a supplier of specialty industrial products), has been a Director of the Company since 1988. Mr. Fuller is Chairman and Treasurer of The George F. and Sybil H. Fuller Foundation and a Trustee of The Medical Center of Central Massachusetts. He is also Trustee of the Massachusetts Biotechnology Research Institute and the Worcester County Horticultural Society.

     CHARLES W. GRIGG, Chairman and Chief Executive Officer of SPS Technologies, Inc. (a manufacturer of high technology products in the field of fastening, precision components and materials handling), was elected a Director in 1996. Prior to joining SPS Technologies in 1993, Mr. Grigg spent ten years at Watts Industries, Inc. (a Massachusetts manufacturer of valves for industrial applications), the last nine of which as President and Chief Operating Officer.

     M HOWARD JACOBSON, Senior Advisor, Bankers Trust, New York, has been a Director of the Company since 1993. Term expires in 1999. Mr. Jacobson was for many years President and Treasurer and a Director of Idle Wild Foods, Inc. until that company was sold in 1986. Mr. Jacobson is a Director of Allmerica Financial Corporation, Stonyfield Farm, Inc. and Boston Chicken, Inc. He is Chairman of the Overseers of WGBH Public Broadcasting, the Massachusetts Biotechnology Research Institute, a Trustee of the Worcester Foundation for Biomedical Research, a Trustee of the Worcester Polytechnic Institute, Umass Memorial Healthcare and a member of the Harvard University Overseers' Committee on University Resources. He is also a member of the Commonwealth of Massachusetts Board of Higher Education.

     JUDITH S. KING, Trustee and Treasurer of The Stoddard Charitable Trust, has been a Director of the Company since 1990.

     ROBERT L. LEIBENSPERGER, Executive Vice President, Chief Operating Officer and President -- Bearings of The Timken Company, Canton, Ohio (a manufacturer of precision bearings.) Mr. Leibensperger joined the Company's Board of Directors in January 1998. Mr. Leibensperger has been employed by The Timken Company since 1960, where he held various research, engineering, sales and marketing, and executive positions. Mr. Leibensperger is a member of the American Bearing Manufacturers Association Executive Committee, the Council on Competitiveness Global R&D Committee, the Stark County (Ohio) Capital Campaigns Committee, the Cultural Center for the Arts (Canton, Ohio) House & Grounds Committee and the Goodwill Industries (Canton, Ohio) Transportation Services Committee.

     ANDREW E. LIETZ, President and Chief Executive Officer and Director of HADCO Corporation, Salem, New Hampshire. (Manufacturer of electronic interconnect products.) Mr. Lietz joined the Company's Board of Directors in January 1998. Mr. Lietz has held various executive positions with HADCO Corporation since 1984. He is director of EnergyNorth, Inc., Business and Industry Association and National Electronics Manufacturing Initiative, as well as a member of the advisory Board of New Hampshire Whittemore School of Business and the Executive Committee of New Hampshire Industrial Research Center.

     H. JOHN RILEY, JR., Chairman and Chief Executive Officer of Cooper, has been a Director of the Company since 1994. Mr. Riley has served in a series of executive positions at Cooper since 1982. He was named President and Chief Operating Officer of Cooper in 1992, Chief Executive Officer in 1995 and Chairman in 1996. He is a Director and Chairman of Central Houston, Inc., a Director of Junior Achievement, Inc. and Junior Achievement of Southeast Texas, The Houston Symphony, The Houston Forum, The Greater Houston Partnership, and the Business Committee for the Arts. He also is a member of the Business Round Table and a Trustee of the Museum of Fine Arts in Houston, and the Manufacturers' Alliance for Productivity and Innovation.

     DAVID A. WHITE, JR., Senior Vice President of Strategic Planning for Cooper, was elected a Director in 1996. Since joining Cooper as a Planning Analyst in 1971, Mr. White has served in various planning and finance capacities. In 1980, he was named Vice President and General Manager of the Cooper Power Tools Division and in 1988 he became Vice President, Corporate Planning and Development. He assumed his present position in 1996. Mr. White serves as Vice Chairman of the Strategic Planning and Development Council of the Manufacturers' Alliance for Productivity and Innovation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Wyman-Gordon Company's common stock, par value $1.00 per share, is traded in the over-the-counter market and prices of its common stock appear daily in the NASDAQ National Market Quotation System. The table below lists the quarterly price range per share for the years ended May 31, 1998 and 1997. The quarterly price range per share is based on the high and low sales prices. At May 31, 1998, there were approximately 1,741 holders of record of the Company's common stock.

                                                               YEAR ENDED         YEAR ENDED
                                                              MAY 31, 1998       MAY 31, 1997
                                                              -------------    ----------------
                                                              HIGH     LOW     HIGH        LOW
                                                              -----    ----    -----       ----
First quarter...............................................   $28 1/4 $23 3/8  $21 1/4   $15 3/8
Second quarter..............................................    30      20 3/8   24 3/8    19 5/8
Third quarter...............................................    22 1/8  16 1/2   23 3/8    17 7/8
Fourth quarter..............................................    23 1/8  19 3/4   23 11/16  18 1/8

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

                                      YEAR        YEAR       YEAR       YEAR       YEAR       YEAR
                                     ENDED       ENDED      ENDED      ENDED      ENDED      ENDED
                                    MAY 31,     MAY 31,    MAY 31,    MAY 31,    MAY 31,    MAY 31,
                                      1998        1997       1996       1995     1994(1)    1993(2)
                                   ----------   --------   --------   --------   --------   --------
                                                                               (UNAUDITED)
                                               (000'S OMITTED, EXCEPT PER-SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(3):
Revenues.........................  $  752,913   $608,742   $499,624   $396,639   $224,694   $239,761
Gross profit.....................     115,646     97,634     78,132     49,388      6,878     20,673
Other charges (credits)(4).......      (4,900)    23,083      2,717       (710)    35,003      2,453
Income (loss) from operations....      68,892     30,322     37,699     13,718    (63,657)    (8,428)
Net income (loss)(5).............      33,890     50,023     25,234      1,039    (72,403)   (60,004)
BASIC PER SHARE DATA:
Income (loss) per share before
  extraordinary item and
  cumulative effect changes in
  accounting principles..........  $     1.07   $   1.40   $   0.72   $   0.03   $  (4.09)  $  (0.95)
Net income (loss) per share(5)...         .93       1.40       0.72       0.03      (4.09)     (3.35)
Dividends paid per share.........          --         --         --         --         --         --
DILUTED PER SHARE DATA:
Income (loss) per share before
  extraordinary item and
  cumulative effect changes in
  accounting principles..........  $     1.05   $   1.35   $   0.70   $   0.03   $  (4.02)  $  (0.95)
Net income (loss) per share(5)...         .91       1.35       0.70       0.03      (4.02)     (3.34)
Dividends paid per share.........          --         --         --         --         --         --
Shares used to compute income
  (loss) per share:
  Basic..........................      36,331     35,825     35,243     34,813     17,700     17,936
  Diluted........................      37,357     37,027     36,241     35,148     17,992     17,965

                                      YEAR        YEAR       YEAR       YEAR       YEAR       YEAR
                                     ENDED       ENDED      ENDED      ENDED      ENDED      ENDED
                                    MAY 31,     MAY 31,    MAY 31,    MAY 31,    MAY 31,    MAY 31,
                                      1998        1997       1996       1995     1994(1)    1993(2)
                                   ----------   --------   --------   --------   --------   --------
                                                                               (UNAUDITED)
                                               (000'S OMITTED, EXCEPT PER-SHARE AMOUNTS)
BALANCE SHEET DATA (AT END OF
  PERIOD)(3):
Working capital..................  $  223,764   $166,205   $116,534   $ 93,062   $ 91,688   $ 90,685
Total assets.....................     551,610    454,371    375,890    369,064    394,747    286,634
Long-term debt...................     162,573     96,154     90,231     90,308     90,385     90,461
Stockholders' equity.............     204,820    164,398    109,943     80,855     72,483     88,349
OTHER DATA:
Order backlog (at end of
  period)........................  $1,030,092   $895,825   $598,438   $468,721   $389,407   $256,259

---------------
(1) On May 24, 1994, the Company's Board of Directors voted to change the Company's fiscal year end from one which ended on December 31 to the Saturday nearest to May 31. For financial reporting purposes, the year end is stated as May 31. The Statement of Operations Data for the year ended May 31, 1994 is unaudited.

    The following table sets forth Summary Consolidated Statement of Operations Data, which has been derived from the Company's audited financial statements, for the five months ended May 31, 1994 (000's omitted, except per-share amounts):

Revenue...................................................  $ 86,976
Gross profit..............................................    (4,931)
Other charges (credits) and environmental charges.........    32,550
Income (loss) from operations.............................   (55,805)
Net income (loss).........................................   (61,370)
Per share data:
  Net income (loss) per share.............................  $  (3.32)
  Dividends paid per share................................        --

(2) Including Cameron's financial results for the year ended December 31, 1993, the Company's pro forma unaudited revenues, loss before the cumulative effect of changes in accounting principles and net loss would have been $389,300,000, $(39,300,000) and $(82,300,000), respectively.

(3) On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. The Selected Consolidated Financial Data include the accounts of Cameron from the date of the acquisition. Cameron's operating results from May 26, 1994 to May 31, 1994 are not material to the consolidated statement of operations for the year ended May 31, 1994.

    On April 9, 1998, the Company acquired International Extruded Products, LLC ("IXP"). The Selected Consolidated Financial Data include the accounts of IXP from the date of acquisition. IXP's operating results from April 9, 1998 to May 31, 1998 are not material to the consolidated statement of operations for the year ended May 31, 1998.

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

    During the year ended May 31, 1997, the Company recorded other charges of $23,100,000, which included $4,600,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts, Forging facility, $3,400,000 to the write-off and disposal of certain forging equipment, $2,300,000 to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations, $1,200,000 to consolidate the titanium castings operations, $2,500,000 to reduce the carrying value of the Australian joint venture, $5,700,000 to reduce the carrying value of the cash surrender value of certain Company-owned life insurance policies, $1,900,000 to reduce the carrying value of a building held for sale and $250,000 to reduce the carrying value of other assets. Other charges (credits) in the year ended May 31, 1997 also included a charge of $1,200,000, net of insurance recovery of $6,900,000, related to the accident at the Houston, Texas, facility of Wyman-Gordon Forgings, Inc. in December 1996.

    Other charges (credits) in the year ended May 31, 1998 includes a credit of $4,000,000 for the recovery of cash surrender value of certain company-owned life insurance policies, a credit of $1,900,000 resulting from the disposal of a building held for sale and a charge of $1,000,000 to provide for costs as a result of the six-month shutdown of the 29,000-ton press at the Company's Houston, Texas, forging facility.

(5) Includes a charge of $43,000,000, or $2.39 per share, in fiscal year 1993 relating to the Company's adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") and SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 106 requires postretirement benefit obligations to be accounted for on an accrual basis rather than the "expense as incurred" basis formerly used. The Company elected to recognize the cumulative effect of these accounting changes in the year ended December 31, 1993.

    In the year ended May 31, 1997, net tax benefits of $25,680,000 were recognized, including a refund of prior years' income taxes amounting to $19,680,000, plus interest of $3,484,000, and $6,500,000 related to the expected realization of NOLs in future years and $10,250,000 related to current NOLs benefit offsetting $10,750,000 of current income tax expense. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under the applicable provisions of Internal Revenue Code
    Section 172(f).

    In the year ended May 31, 1998, the Company provided $16,355,000 for income taxes, net of a tax benefit of approximately $1,800,000 relating to the utilization of NOL carryforwards. In addition, the Company has recorded a $2,920,000 tax benefit against the extraordinary loss of $8,112,000 associated with the early extinguishment of the Company's 10 3/4% Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  YEAR ENDED MAY 31, 1998 ("FISCAL YEAR 1998") COMPARED TO YEAR ENDED MAY 31,
  1997
  ("FISCAL YEAR 1997")

     The Company's revenue increased 23.7% to $752.9 million in fiscal year 1998 from $608.7 million in fiscal year 1997 as a result of higher sales volume and higher sales prices at the Company's Forgings and Castings Divisions. These revenue increases during fiscal year 1998 as compared to fiscal year 1997 are reflected by market as follows: a $132.7 million (27.9%) increase in aerospace, a $17.1 million (17.6%) increase in energy and a $5.6 million (15.4%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. Although there were higher shipments to aerospace customers during fiscal year 1998, the shipments to aerospace customers were impacted by the Company's 29,000 ton press being out of service for repairs for six months. The increase in energy revenue was a result of higher shipments of land-based gas turbine products in fiscal year 1998 compared to fiscal year 1997. The cause of the decrease in other markets is primarily due to the decline in the titanium golf club head business as the Company exited this business. Revenues in fiscal year 1997 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. Revenues in fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements, as noted above.

     The Company's backlog increased to $1,030.1 million at May 31, 1998 from $895.8 million at May 31, 1997. This increase resulted from the following factors:

          1.  Higher build rates of the Company's engine and airframe customers,

          2.  Higher prices for the Company's aerospace products, and

          3. An increase in overdue orders to customer delivery dates as a result of shipping delays at the Company due to equipment repairs and raw material unavailability.

     The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, and that capacity enhancements, refurbishments and additions installed by the Company will enable the Company to meet its customer demands in a more timely fashion. Of the Company's total current backlog, $716.8 million is shippable in the next twelve months. Because of the additional production capacity, generated from equipment enhancements, refurbishments and additions, the Company believes that it will be able to fulfill those twelve-month requirements.

     The Company's gross margins were 15.4% in fiscal year 1998 as compared to 16.0% in fiscal year 1997. Gross margin in fiscal year 1998 was negatively affected by the impact of the Company's 29,000 ton press being taken out of service for repairs for six months. During the six month period the press was out of service, the work scheduled on the 29,000 ton press was performed on alternative presses at a significant cost. The Company has estimated that gross margin in fiscal year 1998 was negatively impacted by approximately 2.3% as a result of underabsorption, inefficiencies and other items, all of which include extra labor, higher overtime, tooling modifications and higher scrap and rework costs. In addition, gross margin in fiscal year 1998 was negatively affected by other production inefficiency costs related to equipment downtime in the Company's Forgings operations, personnel additions and the reinstallation and start-up of two major forge presses. The Company expects that the addition of these presses and recent repair and enhancement of the Company's 29,000 ton press in Houston will improve the Company's ability to meet its customer requirements. Gross margin in fiscal year 1997 was negatively affected by higher raw material costs which could not be passed on to customers as a result of the then-existing long-term agreements with customers and by price and demand declines within the titanium golf club head business.

     There was no LIFO charge (credit) impacting gross margins in fiscal year 1998. In fiscal year 1997, gross margin was negatively impacted by a LIFO charge of $1.6 million.

     Selling, general and administrative expenses increased 16.8% to $51.7 million during fiscal year 1998 from $44.2 million during fiscal year 1997. Selling, general and administrative expenses as a percentage of revenues improved to 6.9% in fiscal year 1998 from 7.3% in fiscal year 1997. The improvement as a percent of revenues was primarily the result of higher revenues. Although selling, general and administrative expense in fiscal year 1998 improved, it includes higher costs associated with relocating employees, development costs associated with the Company's composite operations and $2.0 million higher compensation expense, as compared to fiscal year 1997, associated with the Company's performance share program.

During fiscal year 1998, the Company recorded net other credits of $4.9 million. Such other credits include $1.9 million resulting from the disposal of a building held for sale and $4.0 million for the recovery of cash surrender value of certain Company-owned life insurance policies offset by other charges of $1.0 million to provide for costs as a result of the shutdown of the 29,000 ton press at the Company's Houston, Texas, forging facility.

     During fiscal year 1997, the Company recorded other charges of $23.1 million. Such other charges included $4.6 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts, facility, $3.4 million to write off and disposal of certain forging equipment, $2.3 million to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations, $1.2 million to consolidate the titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture, $5.7 million to reduce the carrying value of the cash surrender value of certain Company-owned life insurance policies and $1.2 million of costs, net of insurance recovery of $6.9 million, related to the Houston accident and $1.9 million to reduce the carrying value of the Jackson, Michigan, facility being held for sale.

     As of May 31, 1997, the Company had fully written off its investment in the Australian joint venture. However, in the future, the Company may make additional capital contributions to the Australian joint venture to satisfy its cash or other requirements and may be required to recognize its share of any additional losses or may write off such additional capital contributions. There were no contributions made to the joint venture in fiscal year 1998.

     Interest expense increased $1.7 million to $12.5 million in fiscal year 1998 compared to $10.8 million in fiscal year 1997. The increase results primarily from an issuance of $150.0 million of 8% Senior Notes offset by repayment of $84.7 million of 10 3/4% Senior Notes.

     Miscellaneous, net was an expense of $0.9 million in fiscal year 1998 as compared to income of $4.8 million in fiscal year 1997. Miscellaneous, net in fiscal year 1998, included a $0.7 million loss on the sale of fixed assets. Miscellaneous, net in fiscal year 1997 included interest income on a refund of prior years' income taxes amounting to $3.5 million and a $2.0 million gain on the sale of fixed assets.

     The Company provided $16.4 million for income taxes, net of a tax benefit of approximately $1.8 million relating to the utilization of NOL carryforwards. In addition, the Company has recorded a $2.9 million tax benefit against the extraordinary loss of $8.1 million associated with the early extinguishment of the Company's 10 3/4% Senior Notes.

     Net tax benefits of $25.7 million were recognized in fiscal year 1997, including a refund of prior years' income taxes amounting to $19.7 million and $6.5 million related to the expected realization of NOLs in the future years and $10.3 million related to current NOLs benefit offsetting $10.8 million of current income tax expense. The refund related to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under applicable provisions of Internal Revenue Code Section 172(f).

     In fiscal year 1998, net income before extraordinary item was $39.1 million, or $1.05 per share (diluted), and net income, including extraordinary item, was $33.9 million, or $.93 per share (diluted). In fiscal year 1998, the Company recorded an extraordinary charge of $5.2 million, or $.14 per share (diluted), net of tax, in connection with the extinguishment of $84.7 million of its 10 3/4% Senior Notes. In fiscal year 1997, the Company reported net income of $50.0 million, or $1.40 per share (diluted). The decrease resulted from the items described above.

  YEAR ENDED MAY 31, 1997 ("FISCAL YEAR 1997") COMPARED TO YEAR ENDED MAY 31,
1996   ("FISCAL YEAR 1996")

     The Company's revenue increased 21.8% to $608.7 million in fiscal year 1997 from $499.6 million in fiscal year 1996 as a result of higher sales volume at the Company's Forgings and Castings Divisions. These sales volume increases during fiscal year 1997 as compared to fiscal year 1996 are reflected by market as follows: a $112.4 million (31.0%) increase in aerospace, a $4.1 million (4.4%) increase in energy and a $7.4 million (16.9%) decrease in other. The reasons for the strength in the aerospace market were higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. Although there were higher extruded pipe shipments to energy customers for fiscal 1997, the shipments to energy customers were impacted by the 10 week shutdown of the 35,000 ton vertical extrusion press in Houston due to the industrial accident at the Houston, Texas, facility of Wyman-Gordon Forgings, Inc. The cause of the decrease in other markets is primarily due to the decline in the titanium head golf club business because of oversupply, cost disadvantages and decreased demand. Revenues in fiscal year 1996 and, to a lesser extent, in fiscal year 1997 were limited by raw material shortages and production delays caused by capacity constraints of the Company's suppliers. The Company believes that the increase in order activity reflects a continued increase in spares demand and new business resulting from increasing production rates on commercial aircraft by commercial airframe primes.

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

     The Company does not expect that this rate of increase in backlog will continue since it expects that customer orders will not increase at the same rates as in the recent past, that prices will moderate and that capacity additions installed by the Company and its suppliers will enable the Company to meet its customer demands in a more timely fashion. Of the Company's total current backlog, $671.6 million is shippable in the next twelve months. Because of the additional production capacity that the Company and its suppliers are installing, the Company believes that it will be able to fulfill those twelve-month requirements.

     The Company's gross margins were 16.0% in fiscal year 1997 as compared to 15.6% in fiscal year 1996. The improvement in gross margins resulted from higher production volumes, continued emphasis on cost reductions, productivity gains resulting from the Company's continuing efforts toward focusing forging production of rotating parts for jet engines in its Houston, Texas, facility and forging production of airframe structures and large turbine parts in its Grafton, Massachusetts, facility and continuing realization of cost reductions from synergies associated with the integration of Cameron in fiscal year 1996 and fiscal year 1997. The Company believes that the improvements in gross margin would have been greater except that the Company incurred higher raw material costs which could not be passed on to customers as a result of the then-existing LTAs with its customers. Beginning in the second half of fiscal year 1996, higher demand required the Company to purchase certain raw materials under terms not covered by LTAs with its vendors. The current rebound in demand for many of these raw materials, especially nickel and titanium, resulted in significant market price increases which negatively affected the Company's gross margins. The Company began to see pricing relief for its products in early calendar 1997, when certain LTAs that the Company negotiated with its customers went into effect, allowing the Company to pass some raw material price increases on to its customers.

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

     During fiscal year 1997, the Company recorded other charges of $23.1 million. Such other charges include $4.6 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts, Forging facility, $3.4 million to write off and dispose of certain Forging equipment, $2.3 million to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations, $1.2 million to consolidate the titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture, $5.7 million to reduce the carrying value of the cash surrender value of certain Company-owned life insurance policies, $1.2 million of costs, net of insurance recovery of $6.9 million, related to the Houston accident and $1.9 million to reduce the carrying value of the Jackson, Michigan, facility being held for sale.

     As of May 31, 1997, the Company had fully written off its investment in the Australian joint venture. However, in the future, the Company may make additional capital contributions to the Australian joint venture to satisfy its cash or other requirements and may be required to recognize its share of any additional losses or may write off such additional capital contributions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $12.6 million to $64.6 million at May 31, 1998 from $52.0 million at May 31, 1997 resulted primarily from net borrowings from debt of $55.5 million, cash provided by operating activities of $14.4 million, issuance of common stock of $12.4 million in connection with employee compensation and benefit plans and $0.7 million of proceeds from the sale of fixed assets, offset by capital expenditures of $48.0 million, acquisition of IXP of $15.5 million, $4.6 million repurchase of common stock and $2.3 million payment to Cooper Industries, Inc. ("Cooper"). The $2.3 million payment to Cooper was made in accordance with the Company's $4.6 million promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994. The remaining $2.3 million was paid on June 30, 1998.

     The increase in the Company's working capital of $57.6 million to $223.8 million at May 31, 1998 from $166.2 million at May 31, 1997 resulted primarily from (in millions):

Net income..................................................    $ 33.9
Decrease in:
  Long-term restructuring, integration disposal and
     environmental..........................................      (0.8)
  Long-term benefit liabilities.............................      (2.5)
  Deferred taxes and other..................................      (1.8)
  Other changes in stockholders' equity.....................      (1.3)
Increase in:
  Intangible and other assets...............................      (2.3)
  Long-term debt............................................      66.4
  Property, plant and equipment, net........................     (43.6)
  Pension liability.........................................       1.8
  Issuance of common stock..................................       7.8
                                                                ------
       Increase in working capital..........................    $ 57.6
                                                                ======

     Earnings before interest, taxes, depreciation, amortization, other charges (credits) and extraordinary item ("EBITDA") increased $7.5 million to $86.6 million in fiscal year 1998 from $79.1 million in fiscal year 1997. The EBITDA increases reflect higher profitability.

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

     As of May 31, 1998, the Company estimated the remaining cash requirements for the 1997 restructuring to be $3.7 million. Of such amount, the Company expects to spend approximately $2.5 million during fiscal year 1999 and $1.2 million thereafter.

     As of May 31, 1998, the Company estimated the remaining cash requirements for the integration of Cameron and direct costs associated with the acquisition of Cameron to be $1.5 million, of which the Company expects to spend approximately $0.6 million during fiscal year 1999 and $0.9 million thereafter.

     The Company spent $0.6 million in fiscal year 1998 for non-capitalizable environmental projects and has a reserve with respect to environmental matters, the balance of which is $16.5 million, of which it expects to spend $2.0 million in fiscal year 1999 and the remainder in future periods on non-capitalizable environmental activities.

     The Company from time to time expends cash on capital expenditures for more cost-effective operations, environmental projects and joint development programs with customers. In fiscal year 1998, capital expenditures amounted to $48.0 million and are expected to be approximately $40.0 to $45.0 million in fiscal year 1999.

     On December 15, 1997, the Company issued $150.0 million of 8% Senior Notes due 2007 under an indenture between the Company and a bank as trustee. The 8% Senior Notes were issued at a price of 99.323% of face value and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 1998. The 8% Senior Notes are general unsecured obligations of the Company, are non-callable for a five-year period and are senior to any future subordinated indebtedness of the Company. The Company used approximately $90.7 million of the net proceeds from the sale of the 8% Senior Notes to repurchase $84.7 million (94%) of its outstanding 10 3/4% Senior Notes due 2003.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of May 31, 1998, the total availability under the Receivables Financing Program was $65.0 million, there were no borrowings and letters of credit amounting to $8.4 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 27, 1997. The maximum borrowing capacity under the U.K. Credit Agreement is #2,000,000 (approximately $3,200,000) with separate letter of credit and guarantee limits of #1,000,000 (approximately $1,600,000) each. Borrowings bear interest at 1% over Clydesdale's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 1.5% per annum over Clydesdale's base rate. The U.K. Credit Agreement is secured by all present and future assets of Wyman-Gordon Limited (including without limitation, accounts receivable, inventory, property, plant and equipment, intellectual property, intercompany loans, and other real and personal property). The U.K. Credit Agreement contains covenants representations and warranties customary for such facilities. There were no borrowings outstanding at May 31, 1998 or May 31, 1997. At May 31, 1998, and May 31, 1997, Wyman-Gordon Limited had outstanding #975,000 (approximately $1,590,000), and #935,000 (approximately $1,534,000) respectively, of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($64.6 million at May 31, 1998), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.

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

ACCOUNTING AND TAX MATTERS

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The implementation of SFAS 130 will require that the components of comprehensive income be reported in the financial statements. Implementation of this new Standard is required for the year ending May 31, 1999 ("Fiscal Year 1999").

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The implementation of SFAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. Implementation of this Standard is required for the year ending May 31, 1999.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements of Statement Nos. 87, "Employers' Accounting for Pensions", and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Implementation of this Standard is required for the year ending May 31, 1999.

YEAR 2000

     The Year 2000 computer issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs in the Company's computer systems and plant equipment systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company's overall Year 2000 project approach and status is as follows:

                                                               STAGE OF      ESTIMATED TIMETABLE
DESCRIPTION OF APPROACH:                                      COMPLETION:      FOR COMPLETION:
------------------------                                      -----------    -------------------
Computer Systems:
  Assess systems for possible Year 2000 impact..............      100%          Completed
  Modify or replace non-compliant systems...................       40%         May 31,1999
  Test systems with system clocks set at current date.......       40%         May 31,1999
  Test systems off-line with system clocks set at various
     Year 2000 related critical dates.......................       10%         May 31,1999
Plant Equipment:
  Computer-dependent plant equipment assessment and
     compliance procedures performed........................       10%         May 31,1999

     The Company has completed a comprehensive inventory of substantially all computer systems and programs. All hardware required for stand alone testing of systems has been installed in order to perform off-line testing for Year 2000 program compliance. The Company has identified all software supplied by outside vendors that are not Year 2000 compliant. With respect to approximately 90% such non-compliant software the Company has acquired the most recent release and is currently testing such versions for Year 2000 compliance. All software developed in-house has been reviewed and necessary modifications have been completed and are in the final stages of testing.

     In addition to assessing the Company's Year 2000 readiness, the Company has contacted and sent questionnaires regarding Year 2000 readiness to most of its suppliers. Over 70% have responded thus far. Of this amount, the majority of the Company's top suppliers have responded and believe they will be Year 2000 compliant prior to December 31, 1999. On-site audits of our key suppliers are currently being coordinated in order to assess their Year 2000 system readiness.

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Year 2000 project is 40% complete and the Company anticipates completing the project by mid-1999. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. The Company is uncertain of the cost of making its computer-dependent plant-equipment Year 2000 compliant due to the early stages of this part of the Year 2000 computer project. The estimated cost of the Year 2000 computer project, including software modifications, consultants, replacement costs for non-compliant systems and internal personnel costs, based on presently available information, is not material to the financial operations of the Company and is estimated at approximately $0.8 million. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 computer issue could have a material impact on the operations of the Company.

     The Company is currently making Year 2000 contingency plans. The Company has multiple business systems at different locations. In case of the failure of a system at one location, the Company's contingency plan is to evaluate the use of an alternate compliant business system at another location. The Company will continue to assess possible contingency plan solutions.

     The forecast costs and the date on which the Company believes it will complete its Year 2000 computer modifications are based on its best estimates, which, in turn, were based on numerous assumptions of future events, including third-party modification plans, continued availability of resources and other factors. The Company cannot be sure that these estimates will be achieved and actual results could differ materially from those anticipated.

OTHER MATTERS

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas, facility of WGFI. For details of the accident, refer to "Legal Proceedings" within this Form 10-K.

"FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY"

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, information concerning raw material prices and availability, customer orders and pricing, and industry cyclicality and their impact on gross margins and business trends, as well as liquidity and sales volume are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     Certain factors that might cause such differences include, but are not limited to, the following: The Company's ability to successfully negotiate long-term contracts with customers and raw materials suppliers at favorable prices and other terms acceptable to the Company, the Company's ability to obtain required raw materials and to supply its customers on a timely basis and the cyclicality of the aerospace industry.

     For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see "Business -- The Company," "Customers," "Marketing and Sales," "Backlog," "Raw Materials," "Energy Usage," "Employees," "Competition," "Environmental Regulations," "Product Liability Exposure" and "Legal Proceedings".

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

                                          David P. Gruber Signature
                                          David P. Gruber
                                          Chairman and Chief Executive Officer

                                          Edward J. Davis Signature
                                          Edward J. Davis
                                          Vice President, Chief Financial
                                          Officer and
                                          Treasurer

                              WYMAN-GORDON COMPANY

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Wyman-Gordon Company:

     We have audited the accompanying consolidated balance sheets of Wyman-Gordon Company and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1998. Our audits also included the financial statement schedule of Wyman-Gordon Company listed in Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyman-Gordon Company and subsidiaries at May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          'Ernst & Young Signature

Boston, Massachusetts
June 25, 1998

                     WYMAN-GORDON COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR          YEAR          YEAR
                                                               ENDED         ENDED         ENDED
                                                              MAY 31,       MAY 31,       MAY 31,
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (000'S OMITTED, EXCEPT PER-SHARE DATA)
Revenue....................................................   $752,913      $608,742      $499,624
                                                              --------      --------      --------
Cost of goods sold.........................................    637,267       511,108       421,492
Selling, general and administrative expenses...............     51,654        44,229        37,716
Other charges (credits)....................................     (4,900)       23,083         2,717
                                                              --------      --------      --------
                                                               684,021       578,420       461,925
                                                              --------      --------      --------
Income from operations.....................................     68,892        30,322        37,699
                                                              --------      --------      --------
Other deductions (income):
  Interest expense.........................................     12,548        10,822        11,272
  Miscellaneous, net.......................................        907        (4,843)        1,193
                                                              --------      --------      --------
                                                                13,455         5,979        12,465
                                                              --------      --------      --------
Income before income taxes.................................     55,437        24,343        25,234
Provision (benefit) for income taxes.......................     16,355       (25,680)           --
                                                              --------      --------      --------
Income before extraordinary item...........................     39,082        50,023        25,234
Extraordinary item net of income tax benefit (Note D)......      5,192            --            --
                                                              --------      --------      --------
Net income.................................................   $ 33,890      $ 50,023      $ 25,234
                                                              ========      ========      ========
Basic net income per share:
  Income before extraordinary item.........................   $   1.07      $   1.40      $    .72
  Extraordinary item, net of tax...........................       (.14)           --            --
                                                              --------      --------      --------
  Net income...............................................   $    .93      $   1.40      $    .72
                                                              ========      ========      ========
Diluted net income per share:
  Income before extraordinary item.........................   $   1.05      $   1.35      $    .70
  Extraordinary item, net of tax...........................       (.14)           --            --
                                                              --------      --------      --------
  Net income...............................................   $    .91      $   1.35      $    .70
                                                              ========      ========      ========
Shares used to compute net income per share:
  Basic....................................................     36,331        35,825        35,243
  Diluted..................................................     37,357        37,027        36,241

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                     WYMAN-GORDON COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MAY 31,     MAY 31,
                                                                1998        1997
                                                              --------    --------
                                                                (000'S OMITTED)
ASSETS
Cash and cash equivalents...................................  $ 64,561    $ 51,971
Accounts receivable.........................................   124,658     119,159
Inventories.................................................   133,134      92,332
Prepaid expenses............................................     6,710       7,789
Deferred income taxes.......................................        --       6,500
                                                              --------    --------
          Total current assets..............................   329,063     277,751
                                                              --------    --------
Property, plant and equipment, net..........................   197,363     153,737
Intangible assets...........................................    19,461      19,255
Other assets................................................     5,723       3,628
                                                              --------    --------
          Total assets......................................  $551,610    $454,371
                                                              ========    ========
LIABILITIES
Borrowings due within one year..............................  $  3,017    $     77
Accounts payable............................................    51,590      62,092
Accrued liabilities and other...............................    50,692      49,377
                                                              --------    --------
          Total current liabilities.........................   105,299     111,546
                                                              --------    --------
Restructuring, integration, disposal and environmental......    17,314      18,172
Long-term debt..............................................   162,573      96,154
Pension liability...........................................     2,908       1,102
Deferred income taxes and other.............................    14,066      15,861
Postretirement benefits.....................................    44,630      47,138
STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized 5,000,000 shares;
  none issued...............................................        --          --
Common stock, par value $1.00 per share:
  Authorized 70,000,000 shares; issued 37,052,720...........    37,053      37,053
Capital in excess of par value..............................    28,037      27,608
Retained earnings...........................................   148,847     114,957
Equity adjustments..........................................     1,465       2,763
Treasury stock, 543,077 and 1,001,199 shares at May 31, 1998
  and 1997..................................................   (10,582)    (17,983)
                                                              --------    --------
          Total stockholders' equity........................   204,820     164,398
                                                              --------    --------
          Total liabilities and stockholders' equity........  $551,610    $454,371
                                                              ========    ========

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                     WYMAN-GORDON COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEAR        YEAR        YEAR
                                                              ENDED       ENDED       ENDED
                                                             MAY 31,     MAY 31,     MAY 31,
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                     (000'S OMITTED)
OPERATING ACTIVITIES:
Net income.................................................  $ 33,890    $ 50,023    $ 25,234
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary loss on debt retirement....................     5,192          --          --
  Depreciation and amortization............................    23,473      20,872      17,428
  Deferred income taxes....................................     6,500      (6,500)         --
  Other charges (credits)..................................        --      19,145         846
  Losses on equity investment..............................        --       2,734       1,871
Changes in assets and liabilities:
  Accounts receivable......................................    (1,547)    (24,430)    (15,709)
  Inventories..............................................   (38,219)    (27,235)     12,940
  Prepaid expenses and other assets........................       727       4,754       3,118
  Accrued restructuring, integration, disposal and
     environmental.........................................    (3,536)     (3,950)     (6,837)
  Income and other taxes payable...........................      (123)     (5,241)      3,631
  Accounts payable and accrued and other liabilities.......   (11,931)     17,839      (7,250)
                                                             --------    --------    --------
     Net cash provided by operating activities.............    14,426      48,011      35,272
                                                             --------    --------    --------
INVESTING ACTIVITIES:
  Investment in acquired subsidiaries......................   (15,460)         --          --
  Capital expenditures.....................................   (48,017)    (34,123)    (18,331)
  Proceeds from sale of fixed assets.......................       869         559       1,718
  Other, net...............................................      (221)       (921)     (1,664)
                                                             --------    --------    --------
     Net cash (used) by investing activities...............   (62,829)    (34,485)    (18,277)
                                                             --------    --------    --------
FINANCING ACTIVITIES:
  Payment to Cooper Industries, Inc........................    (2,300)         --          --
  Net borrowings (repayments) of debt......................    55,463       5,923      (3,915)
  Net proceeds from issuance of common stock...............    12,433       7,325       3,198
  Repurchase of common stock...............................    (4,603)     (4,937)         --
                                                             --------    --------    --------
     Net cash provided (used) by financing activities......    60,993       8,311        (717)
                                                             --------    --------    --------
Increase in cash...........................................    12,590      21,837      16,278
Cash, beginning of period..................................    51,971      30,134      13,856
                                                             --------    --------    --------
Cash, end of period........................................  $ 64,561    $ 51,971    $ 30,134
                                                             ========    ========    ========

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                     WYMAN-GORDON COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                COMMON STOCK
                              ----------------   CAPITAL IN
                              SHARES     PAR     EXCESS OF    RETAINED     EQUITY      TREASURY
                              ISSUED    VALUE    PAR VALUE    EARNINGS   ADJUSTMENTS    STOCK      TOTALS
                              ------   -------   ----------   --------   -----------   --------   --------
                                                            (000'S OMITTED)
Balance, May 31, 1995.......  37,053   $37,053    $40,118     $ 39,700     $   63      $(36,079)  $ 80,855
  Net income................                                    25,234                              25,234
  Stock plans...............                       (6,486)                                8,626      2,140
  Savings/Investment Plan
     match..................                         (341)                                1,399      1,058
  Pension equity
     adjustment.............                                                1,403                    1,403
  Currency translation......                                                 (747)                    (747)
                              ------   -------    -------     --------     ------      --------   --------
Balance, May 31, 1996.......  37,053    37,053     33,291       64,934        719       (26,054)   109,943
  Net income................                                    50,023                              50,023
  Stock plans...............                       (5,838)                               11,106      5,268
  Stock repurchase..........                                                             (4,937)    (4,937)
  Savings/Investment Plan
     match..................                          155                                 1,902      2,057
  Pension equity
     adjustment.............                                                  (23)                     (23)
  Currency translation......                                                2,067                    2,067
                              ------   -------    -------     --------     ------      --------   --------
Balance, May 31, 1997.......  37,053    37,053     27,608      114,957      2,763       (17,983)   164,398
  Net income................                                    33,890                              33,890
  Stock plans...............                           12                                 9,982      9,994
  Stock repurchase..........                                                             (4,603)    (4,603)
  Savings/Investment Plan
     match..................                          417                                 2,022      2,439
  Pension equity
     adjustment.............                                                 (901)                    (901)
  Currency translation......                                                 (397)                    (397)
                              ------   -------    -------     --------     ------      --------   --------
Balance, May 31, 1998.......  37,053   $37,053    $28,037     $148,847     $1,465      $(10,582)  $204,820
                              ======   =======    =======     ========     ======      ========   ========

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

     The Company maintains its books using a 52/53 week year ending on the Saturday nearest to May 31. For purposes of the consolidated financial statements, the year-end is stated at May 31. The years ended May 31, 1998, 1997 and 1996 consisted of 52 weeks.

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

     Depreciable Assets: Property, plant and equipment, including significant renewals and betterments, are capitalized at cost and are depreciated on the straight-line method. Generally, depreciable lives range from 10 to 20 years for land improvements, 10 to 40 years for buildings and 5 to 15 years for machinery and equipment. Tooling production costs are primarily classified as machinery and equipment and are capitalized at cost less associated reimbursement from customers and depreciated over 5 years. Depreciation expense amounted to $22,835,000, $20,168,000 and $16,723,000 in the years ended May 31, 1998, 1997 and 1996, respectively.

     Bank Fees: Bank fees and related costs of obtaining credit facilities are recorded as other assets and amortized over the term of the facilities.

     Net Income per Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic per-share data are computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents related to outstanding stock options are included in diluted per-share computations unless their inclusion would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

     Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company has approximately 1,100 active customers. However, the Company's accounts receivable are concentrated with a small number of Fortune 500 companies with whom the Company has long-standing relationships. Accordingly, management considers credit risk to be low. Five customers accounted for 50.5%, 47.7% and 47.3% of the Company's revenues during the years ended May 31, 1998, 1997 and 1996, respectively. General Electric Company ("GE")and United Technologies Corporation ("UT") each accounted for 10%, or more, of the Company's revenues as follows:

                                     YEAR               YEAR               YEAR
                                    ENDED              ENDED              ENDED
                                   MAY 31,            MAY 31,            MAY 31,
                                     1998       %       1997       %       1996       %
                                   --------    ---    --------    ---    --------    ---
                                           ($000'S OMITTED, EXCEPT PERCENTAGES)
GE...............................  $169,894    23     $156,764    26     $134,830    27
UT...............................    76,786    10       60,921    10       53,116    11

     Currency Translation: For foreign operations, the local currency is the functional currency. Assets and liabilities are translated at year-end exchange rates, and statement of income items are translated at the average exchange rates for the year. Translation adjustments are reported in equity, adjustments as a separate component of stockholders' equity, which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature.

     Research and Development: Research and development expenses, including related depreciation, amounted to $3,290,000, $2,895,000 and $1,630,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

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

     Accounting for Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock option plans because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

     Reporting Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The implementation of SFAS 130 will require that the components of comprehensive income be reported in the financial statements. Implementation of this new Standard is required for the year ending May 31, 1999.

     Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The implementation of SFAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. Implementation of this Standard is required for the year ending May 31, 1999.

     Pensions and Other Post Retirement Benefits: In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements of Statement No's. 87, "Employers' Accounting for Pensions," and 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Implementation of this Standard is required for the year ending May 31, 1999.

B.  ACQUISITION

     The Company acquired International Extruded Products, LLC ("IXP"), a specialty manufacturer of extruded seamless wall pipe, on April 9, 1998 for approximately $15,460,000. The acquisition was financed through operating cash. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This acquisition did not materially impact consolidated results, therefore no pro forma information is provided.

C.  BALANCE SHEET INFORMATION

     Components of selected captions in the consolidated balance sheets follow:

                                                              MAY 31,     MAY 31,
                                                                1998        1997
                                                              --------    --------
                                                                (000'S OMITTED)
PROPERTY, PLANT AND EQUIPMENT:
Land, buildings and improvements............................  $133,401    $108,496
Machinery and equipment.....................................   330,337     292,103
Under construction..........................................    27,065      21,789
                                                              --------    --------
                                                               490,803     422,388
Less: accumulated depreciation..............................   293,440     268,651
                                                              --------    --------
                                                              $197,363    $153,737
                                                              ========    ========
INTANGIBLE ASSETS:
Pension intangible..........................................  $  1,847    $    937
Costs in excess of net assets acquired......................    28,786      28,786
Less: accumulated amortization..............................   (11,172)    (10,468)
                                                              --------    --------
                                                              $ 19,461    $ 19,255
                                                              ========    ========
OTHER ASSETS:
Cash surrender value of Company-owned life insurance
  policies..................................................  $  1,105    $  1,041
Other.......................................................     4,618       2,587
                                                              --------    --------
                                                              $  5,723    $  3,628
                                                              ========    ========
ACCRUED LIABILITIES AND OTHER:
Accrued payroll and benefits................................  $ 12,520    $ 12,602
Restructuring, integration, disposal and environmental
  reserves..................................................     5,330       7,108
Other.......................................................    32,842      29,667
                                                              --------    --------
                                                              $ 50,692    $ 49,377
                                                              ========    ========

D.  INVENTORIES

     Inventories consisted of the following:

                                                              MAY 31,     MAY 31,
                                                                1998        1997
                                                              --------    --------
                                                                (000'S OMITTED)
Raw material................................................  $ 50,050    $ 36,990
Work-in-process.............................................    92,136      65,742
Other.......................................................     4,221       2,905
                                                              --------    --------
                                                               146,407     105,637
Less progress payments......................................    13,273      13,305
                                                              --------    --------
                                                              $133,134    $ 92,332
                                                              ========    ========

     At May 31, 1998 and 1997 approximately 38% and 37%, respectively, of inventories are valued at LIFO cost. If all inventories valued at LIFO cost had been valued at FIFO cost or market which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at May 31, 1998 and 1997.

     LIFO inventory quantities increased in the year ended May 31, 1998 and 1997. LIFO inventory quantities were reduced in the year ended May 31, 1996, resulting in the liquidation of LIFO inventories carried at the lower costs prevailing in prior years compared with the cost of current purchases which has a favorable effect on income from operations. Inflation and deflation have negative and positive effects on income from operations, respectively. The effects of lower quantities and inflation were as follows:

                                                           YEAR       YEAR       YEAR
                                                           ENDED      ENDED      ENDED
                                                          MAY 31,    MAY 31,    MAY 31,
                                                           1998       1997       1996
                                                          -------    -------    -------
                                                                 (000'S OMITTED)
Lower quantities........................................    $--      $    --    $5,448
Inflation...............................................    --        (1,600)     (526)
                                                            --       -------    ------
Net increase (decrease) to income from operations.......    $--      $(1,600)   $4,922
                                                            ==       =======    ======

E.  SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt consisted of the following:

                                                              MAY 31,     MAY 31,
                                                                1998       1997
                                                              --------    -------
                                                                (000'S OMITTED)
Borrowings due within one year:
  Current portion of long-term debt.........................  $  3,017    $    77
                                                              --------    -------
          Total borrowings due within one year..............  $  3,017    $    77
                                                              ========    =======
Long-term debt:
  10 3/4% Senior Notes......................................  $  5,275    $90,000
  8% Senior Notes...........................................   150,000         --
  Industrial Revenue Bond...................................     5,600      6,000
  Other.....................................................     1,698        154
                                                              --------    -------
          Total long-term debt..............................  $162,573    $96,154
                                                              ========    =======

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

     In conjunction with the extinguishment of the 10 3/4% Senior Notes, the Company recorded an extraordinary loss, net of income tax benefit of $2,920,000, amounting to $5,192,000. The extraordinary after-tax loss relates to (i) the premium related to the retirement of the 10 3/4% Senior Notes, (ii) the write-off of certain deferred debt issue expenses and (iii) fees and expenses payable by the Company with respect to the tender offer for the 10 3/4% Senior Notes.

     The estimated fair value of the combined 8% and 10 3/4% Senior Notes was $157,067,000 and $96,300,000 at May 31, 1998 and 1997, respectively, based on third party valuations.

     In December 1996, the Company issued an Industrial Revenue Bond (the "IRB") for the construction of a facility in Montrose, Colorado amounting to $6,000,000. The IRB bears an interest rate approximating 3.9%, fluctuating weekly. The fair value approximates market value. The Company maintains a letter of credit to collateralize the IRB.

     On May 20, 1994, the Company initiated, through a subsidiary, Wyman-Gordon Receivables Corporation ("WGRC"), a revolving credit agreement with a group of five banks ("Receivables Financing Program"). WGRC is a separate corporate entity from Wyman-Gordon Company and its other subsidiaries, with its own separate creditors. WGRC's business is the purchase of accounts receivable from Wyman-Gordon Company and certain of its subsidiaries ("Sellers"), and neither WGRC on the one hand nor the Sellers (or subsidiaries or affiliates of the Sellers) on the other have agreed to pay or make their assets available to pay creditors of others. WGRC's creditors have a claim on its assets prior to those assets becoming available to any creditors of any of the Sellers. The facility provides for a total commitment by the banks of up to $65,000,000, including a letter of credit subfacility of up to $35,000,000. Interest on borrowings is charged at LIBOR plus 0.625% or based on the bank's base rate.

     There were no borrowings outstanding under the Receivables Financing Program at May 31, 1998 and 1997. At May 31, 1998 and 1997, the total availability under the Receivables Financing Program was $65,000,000 and $45,310,000, respectively, there were no borrowings against the available amounts in either year and letters of credit amounting to $8,373,000 and $7,007,000 were outstanding, respectively.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 27, 1997. The maximum borrowing capacity under the U.K. Credit Agreement is #2,000,000 (approximately $3,200,000) with separate letter of credit and guarantee limits of #1,000,000 (approximately $1,600,000) each. Borrowings bear interest at 1% over Clydesdale's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 1.5% per annum over Clydesdale's base rate. The U.K. Credit Agreement is secured by all present and future assets of Wyman-Gordon Limited (including without limitation, accounts receivable, inventory, property, plant and equipment, intellectual property, intercompany loans, and other real and personal property). The U.K. Credit Agreement contains covenants representations and warranties customary for such facilities. There were no borrowings outstanding at May 31, 1998 or May 31, 1997. At May 31, 1998, and May 31, 1997, Wyman-Gordon Limited had outstanding #975,000 (approximately $1,590,000), and #935,000 (approximately $1,534,000) respectively, of letters of credit or guarantees under the U.K. Credit Agreement.

     For the years ended May 31, 1998 and 1997, the weighted average interest rate on short-term borrowings was 6.5% and 6.8%, respectively.

     Annual maturities of long-term debt in the next five years amount to $3,017,000 for 1999, $1,241,000 for 2000, $1,198,000 for 2001, $1,234,000 for
2002, $6,500,000 for 2003 and $152,400,000 thereafter. On June 30, 1998, the
Company made a final principal payment of $2,300,000 under the Company's promissory note to Cooper Industries, Inc. provided under the terms of the "Stock Purchase Agreement" with Cooper Industries, Inc.

                                                 YEAR       YEAR       YEAR
                                                 ENDED      ENDED      ENDED
                                                MAY 31,    MAY 31,    MAY 31,
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (000'S OMITTED)
Interest on debt..............................  $11,319    $ 9,795    $10,003
  Capitalized interest........................       --       (528)      (262)
  Amortization of financing fees and other....    1,229      1,555      1,531
                                                -------    -------    -------
  Interest expense............................  $12,548    $10,822    $11,272
                                                =======    =======    =======

     Total interest paid approximates "Interest on debt" stated in the table above.

F.  RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

  Cameron Purchase Cash Costs:

     On May 26, 1994, the Company acquired Cameron Forged Products Company ("Cameron") from Cooper Industries, Inc. Included as part of the Cameron purchase price allocation, the Company recorded $12,200,000 for direct cash costs related to the acquisition and integration of Cameron, for relocation of Cameron machinery and dies, severance of Cameron personnel and other costs. During the year ended May 31, 1995, the Company made $4,100,000 of cash charges against the reserves and it was determined that the cash costs of the acquisition were $5,200,000 lower than originally estimated. There have been no significant changes to the Company's May 31, 1995 estimates of the remaining integration activities. The Company made $2,400,000 of cash charges against these reserves in the years ended May 31, 1998, 1997 and 1996. The remaining activities will require estimated cash outlays of $100,000 in the year ended May 31, 1999 and $400,000 thereafter.

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

     During the year ended May 31, 1995, after a year of evaluating the combined forgings operations and concluding that most of its integration activities had been completed or were adequately provided for within the remaining integration restructuring reserves, the Company determined that severance and other personnel costs were $1,900,000 lower and movement of machinery, equipment and tooling and dies costs were $2,500,000 lower than originally estimated. Additionally, certain machinery and equipment redundancies as a result of the integration of Cameron's operations with those of the Company's were $2,300,000 higher than original estimates. As a result, the Company took into income from operations in 1995, an integration restructuring credit in the amount of $2,100,000. There have been no significant changes to the Company's May 31, 1995 estimates of the remaining integration activities. The Company made a total of $4,700,000 of cash charges against these reserves during the years ended May 31, 1998, 1997 and 1996. At May 31, 1998, the Company estimates these remaining integration activities will require cash outlays of approximately $500,000 in the year ended May 31, 1999 and $500,000 thereafter. Most of these future expenditures represent costs associated with consolidation and reconfiguration of production facilities and relocation or severance costs.

  1997 Restructuring:

     The Company recorded a charge totalling $11,500,000 which included $4,600,000 to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts Forging facility, $3,400,000 to write-off and dispose of certain Forging equipment, $2,300,000 to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations and $1,200,000 to consolidate the titanium castings operations. The Company made a total of $2,700,000 of cash charges against these reserves during the years ended May 31, 1998 and 1997 and estimates that the remaining severance and other personnel costs, disposal of Forging equipment and consolidation of the titanium castings operations will require cash outlays of $2,500,000 in the year ended May 31, 1999 and $1,200,000 thereafter.

     A summary of charges made or estimated to be made against restructuring, integration and disposal reserves is as follows:

                                               FIVE MONTHS
                                                  ENDED                                        YEAR
                                               MAY 31, 1994    YEAR      YEAR      YEAR       ENDED
                                               AND FOR THE     ENDED     ENDED     ENDED     MAY 31,
                                                YEAR ENDED    MAY 31,   MAY 31,   MAY 31,    1999 AND
                                      TOTAL    MAY 31, 1995    1996      1997      1998     THEREAFTER
                                     -------   ------------   -------   -------   -------   ----------
                                                              (000'S OMITTED)
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's
     machinery and equipment and
     tooling and dies..............  $ 3,200     $ 1,700      $  300    $  800    $  100      $  300
  Severance of Cameron personnel...    3,800       2,400       1,200        --        --         200
                                     -------     -------      ------    ------    ------      ------
          Total Cameron purchase
            cash costs.............  $ 7,000     $ 4,100      $1,500    $  800    $  100      $  500
                                     =======     =======      ======    ======    ======      ======
1994 CAMERON INTEGRATION COSTS:
  Cash:
  Movement of machinery, equipment
     and tooling and dies..........  $ 4,300     $   800      $1,500    $  900    $  400      $  700
  Severance and other personnel
     costs.........................    4,000       1,800       1,600       200       100         300
                                     -------     -------      ------    ------    ------      ------
          Total cash charges.......    8,300       2,600       3,100     1,100       500       1,000
                                     -------     -------      ------    ------    ------      ------
  Non-Cash:
  Asset revaluation................   13,700      13,700          --        --        --          --
  Credits to reserves..............    2,100       2,100          --        --        --          --
                                     -------     -------      ------    ------    ------      ------
          Total non-cash charges...   15,800      15,800          --        --        --          --
                                     -------     -------      ------    ------    ------      ------
          Total 1994 Cameron
            integration costs......  $24,100     $18,400      $3,100    $1,100    $  500      $1,000
                                     =======     =======      ======    ======    ======      ======
1995 OTHER CHARGES:
  Non-Cash:
  Credits to 1994 Cameron
     integration costs.............  $(2,100)    $(2,100)     $   --    $   --    $   --      $   --
                                     -------     -------      ------    ------    ------      ------
          Total 1995 other
            charges................  $(2,100)    $(2,100)     $   --    $   --    $   --      $   --
                                     =======     =======      ======    ======    ======      ======
1997 RESTRUCTURING:
  Cash:
  Severance and other personnel
     costs.........................  $ 2,200     $    --      $   --    $  200    $1,400      $  600
  Disposal of Forging equipment....    2,300          --          --        --       400       1,900
  Castings titanium operations.....    1,900          --          --       700        --       1,200
                                     -------     -------      ------    ------    ------      ------
          Total cash charges.......    6,400          --          --       900     1,800       3,700
                                     -------     -------      ------    ------    ------      ------
NON-CASH:
  Severance and other personnel
     costs.........................    2,400          --          --     2,400        --          --
  Asset write-off and
     revaluation...................    2,700          --          --     2,700        --          --
                                     -------     -------      ------    ------    ------      ------
          Total non-cash charges...    5,100          --          --     5,100        --          --
                                     -------     -------      ------    ------    ------      ------
          Total 1997
            Restructuring..........  $11,500     $    --      $   --    $6,000    $1,800      $3,700
                                     =======     =======      ======    ======    ======      ======

  Other Charges (Credits):

     Other charges (credits) also include non-cash charges to reduce the carrying value of certain non-operating other assets as follows:

                                                               YEAR       YEAR       YEAR
                                                               ENDED      ENDED      ENDED
                                                              MAY 31,    MAY 31,    MAY 31,
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (000'S OMITTED)
Australian Joint Venture....................................  $    --    $ 2,484    $1,871
Cash surrender value of Company-owned life insurance
  policies..................................................       --      5,745       846
Building held for sale......................................       --      1,900        --
Other.......................................................   (1,000)       250        --
                                                              -------    -------    ------
                                                              $(1,000)   $10,379    $2,717
                                                              =======    =======    ======

     Other charges (credits) in the year ended May 31, 1998 include a credit of $4,000,000 for the recovery of cash surrender value of certain Company-owned life insurance policies and a credit of $1,900,000 resulting from the disposal of a building held for sale.

G.  ENVIRONMENTAL MATTERS

     The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. As of May 31, 1998, aggregate environmental reserves amounted to $16,509,000 and have been provided for expected cleanup expenses estimated between $4,400,000 and $5,400,000 upon the eventual sale of the Worcester facility, certain environmental issues at Cameron amounting to approximately $3,500,000 and the exposures noted in the following paragraphs, which include certain capitalizable amounts for environmental management and remediation projects.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totalling $20,800,000 for environmental management and remediation at the site during the period 1982 through 1999, of which $4,000,000 remained as of May 31, 1998. These expenditures will not resolve the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, the Company expects to incur an additional amount, currently estimated at $ 3,500,000, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site.

     The Company's Grafton facility was formerly included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan ("SDMP") for low-level radioactive waste as the result of the disposal of magnesium thorium alloys at the facility in the 1960s and early 1970s under license from the Atomic Energy Commission. On March 31, 1997, the NRC informed the Company that jurisdiction for the Grafton site had been transferred to the Commonwealth of Massachusetts Department of Public Health and that the Grafton facility had been removed from the SDMP. Although it is unknown what specific disposal requirements may be placed on the Company by the Massachusetts Department of Public Health, the Company believes that a reserve of $1,500,000 recorded on its books is sufficient to cover all costs.

     The Company, together with numerous other parties, has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Operating Industries, Monterey Park, California; Cedartown Municipal Landfill, Cedartown, Georgia; PSC Resources, Palmer, Massachusetts; the Harvey GRQ site, Harvey, Illinois; the Berlin & Farrow site, Swartz Creek, Michigan; the Gemme/Fournier site, Leicester, Massachusetts; and the Salco, Inc. site, Monroe, Michigan. The Company believes that a reserve of $1,150,000 recorded on its books is sufficient to cover all costs.

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

     A reconciliation between the amounts recorded on the consolidated balance sheets and the summary tables of the funding status of the pension plans are as follows:

                                                              MAY 31,    MAY 31,
                                                               1998       1997
                                                              -------    -------
                                                               (000'S OMITTED)
Pension liability per balance sheet.........................  $(2,908)   $(1,102)
Prepaid (accrued) pension expense included in prepaid
  expenses in the balance sheet.............................   (3,417)        95
U.K. prepaid pension expense (pension liability)............       84         89
                                                              -------    -------
Net U.S. prepaid pension expense (pension liability)........  $(6,241)   $  (918)
                                                              =======    =======

  U.S. Pension Plans

     Effective April 30, 1996, two of the Company's U.S. pension plans which had accumulated benefits exceeding assets were merged into the plan which had assets exceeding the accumulated benefits.

     Pension expense for the U.S. pension plans included the following components:

                                                       YEAR        YEAR        YEAR
                                                      ENDED       ENDED       ENDED
                                                     MAY 31,     MAY 31,     MAY 31,
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                             (000'S OMITTED)
Service cost.......................................  $  4,961    $  4,298    $  3,042
Enhanced benefit package for early retirement......        --       3,775          --
Interest cost on projected benefit obligation......    12,179      11,302      11,662
Actual return on assets............................   (45,296)    (17,804)    (36,188)
Net amortization and deferral of actuarial gains
  (losses).........................................    32,573       4,722      23,412
                                                     --------    --------    --------
Net pension expense................................  $  4,417    $  6,293    $  1,928
                                                     ========    ========    ========
Assumed long-term rate of return on plan assets....      10.0%       10.0%       10.0%
                                                     ========    ========    ========

     A summary of the funding status of the U.S. pension plans and a reconciliation to the amounts recorded in the consolidated balance sheets are as follows:

                                                                          MAY 31, 1998
                                                              ------------------------------------
                                                                ASSETS      ACCUMULATED
                                                               EXCEEDING     BENEFITS
                                                              ACCUMULATED    EXCEEDING
                                                               BENEFITS       ASSETS       TOTAL
                                                              -----------   -----------   --------
                                                              (000'S OMITTED, EXCEPT PERCENTAGES)
Actuarial present value of benefit obligations:
  Vested....................................................   $151,934      $  9,376     $161,310
  Nonvested.................................................      3,934           615        4,549
                                                               --------      --------     --------
  Accumulated benefit obligation............................    155,868         9,991      165,859
  Impact of forecasted salary increases during future
     periods................................................     13,638         1,211       14,849
                                                               --------      --------     --------
  Projected benefit obligation for employee service to
     date...................................................    169,506        11,202      180,708
Current fair market value of plan assets....................    195,987            --      195,987
                                                               --------      --------     --------
Excess (shortfall) of plan assets over (under) projected
  benefit obligation........................................     26,481       (11,202)      15,279
Unrecognized net (gain) loss................................    (29,950)        2,315      (27,635)
Unrecognized net (asset) obligation at transition...........      1,140           881        2,021
Unrecognized prior service cost.............................      6,537           966        7,503
Adjustment required to recognize minimum liability..........         --        (2,824)      (2,824)
Net periodic pension cost March 30, 1998 to May 31, 1998....       (458)         (278)        (736)
Contributions March 30, 1998 to May 31, 1998................         --           151          151
                                                               --------      --------     --------
Net prepaid pension expense (pension liability).............   $  3,750      $ (9,991)    $ (6,241)
                                                               ========      ========     ========
Estimated annual increase in future salaries................                                   4-5%
Weighted average discount rate..............................                                   7.0%
                                                                                               ---
                                                                                               ---

     A summary of the funding status of the U.S. pension plans and a reconciliation to the amounts recorded in the consolidated balance sheets are as follows:

                                                                          MAY 31, 1997
                                                              ------------------------------------
                                                                ASSETS      ACCUMULATED
                                                               EXCEEDING     BENEFITS
                                                              ACCUMULATED    EXCEEDING
                                                               BENEFITS       ASSETS       TOTAL
                                                              -----------   -----------   --------
                                                              (000'S OMITTED, EXCEPT PERCENTAGES)
Actuarial present value of benefit obligations:
  Vested....................................................   $146,771       $ 6,965     $153,736
  Nonvested.................................................        935           392        1,327
                                                               --------       -------     --------
  Accumulated benefit obligation............................    147,706         7,357      155,063
  Impact of forecasted salary increases during future
     periods................................................     12,878         2,024       14,902
                                                               --------       -------     --------
  Projected benefit obligation for employee service to
     date...................................................    160,584         9,381      169,965
Current fair market value of plan assets....................    164,977            --      164,977
                                                               --------       -------     --------
Excess (shortfall) of plan assets over (under) projected
  benefit obligation........................................      4,393        (9,381)      (4,988)
Unrecognized net (gain) loss................................     (8,190)          728       (7,462)
Unrecognized net (asset) obligation at transition...........      1,655         1,116        2,771
Unrecognized prior service cost.............................      8,842         1,192       10,034
Adjustment required to recognize minimum liability..........         --        (1,013)      (1,013)
Net periodic pension cost March 30, 1997 to May 31, 1997....       (202)         (218)        (420)
Contributions March 30, 1997 to May 31, 1997................         --           160          160
                                                               --------       -------     --------
Net prepaid pension expense (pension liability).............   $  6,498       $(7,416)    $   (918)
                                                               ========       =======     ========
Estimated annual increase in future salaries................                                   3-5%
Weighted average discount rate..............................                                  7.50%
                                                                                              ----
                                                                                              ----

  U.K. Pension Plan

     Pension expense for the U.K. pension plan included the following:

                                                         YEAR       YEAR       YEAR
                                                         ENDED      ENDED      ENDED
                                                        MAY 31,    MAY 31,    MAY 31,
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (000'S OMITTED)
Service cost..........................................  $   746    $   629    $   579
Interest cost.........................................    1,695      1,507      1,300
Expected return on assets.............................   (1,800)    (1,640)    (1,283)
                                                        -------    -------    -------
          Net pension expense.........................  $   641    $   496    $   596
                                                        =======    =======    =======

     The U.K. pension plan's assets and liabilities were rolled over from the former Cameron plan during fiscal 1996. The funded status of the U.K. pension plan is as follows:

                                                              MAY 31,     MAY 31,
                                                                1998        1997
                                                              --------    --------
                                                                (000'S OMITTED,
                                                              EXCEPT PERCENTAGES)
Fair value of plan assets...................................  $27,187     $22,007
Projected benefit obligation................................   25,780      21,164
                                                              -------     -------
Plan assets greater than projected benefit obligation.......    1,407         843
Unrecognized net gain.......................................   (1,323)       (754)
                                                              -------     -------
Prepaid pension cost........................................  $    84     $    89
                                                              =======     =======
Accumulated benefits........................................  $25,554     $19,436
                                                              =======     =======
Vested benefits.............................................  $24,365     $19,436
                                                              =======     =======
Assumed long-term rate of return on plan assets.............     6.25%        8.0%
Weighted average discount rate..............................     6.25%        8.0%
Rate of salary increase.....................................     3.25%        5.0%

  Defined Contribution Plan

     The Company also makes a 401(k) plan available to most full-time employees. Employer contributions to the defined contribution plan are made at the Company's discretion and are reviewed periodically. There were no cash contributions in the years ended May 31, 1998 and 1997. Cash contributions amounted to $26,000 for the year ended May 31, 1996. Additionally, for the years ended May 31, 1998, 1997 and 1996, the Company contributed 100,409, 97,696 and 79,426 shares of common stock from Treasury to its defined contribution plan, respectively, and recorded expense relating thereto of $2,439,000, $2,057,000 and $1,058,000, respectively.

I.  OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company and its subsidiaries provide most retired employees with health care and life insurance benefits. The majority of these health care and life insurance benefits are provided through insurance companies, some of whose premiums are computed on a cost plus basis.

     Most of the Forgings Division and Corporate retirees and full-time employees are or become eligible for these postretirement health care and life insurance benefits if they meet minimum age and service requirements. There are certain retirees for which Company cost and liability are affected by future increases in health care cost. The liabilities have been developed assuming a medical trend rate for growth in future health care claim levels from the assumed 1994 level. For the year ended May 31, 1998, the medical trend rate for indemnity and Health Maintenance Organization ("HMO") inflationary costs was 6.5% and 4.5%, respectively. The rate for indemnity and HMO for the year ended May 31, 1999 is 6.0% and 4.0% and are ultimately estimated at 5.0% and 4.0%, respectively, for the year ended May 31, 2001. The change to the accumulated postretirement benefit obligation for each 1.0% change in these assumptions is $3,133,000. The change in the annual SFAS 106 expense for each 1.0% change in these assumptions is $248,000. The weighted average discount rate used in determining the amortization of the accumulated postretirement benefit obligation was 7.0% and 7.5% at May 31, 1998 and May 31, 1997, respectively, and the average remaining service life was 20 years.

     Net periodic benefit expense consists of the following components:

                                                           YEAR       YEAR       YEAR
                                                           ENDED      ENDED      ENDED
                                                          MAY 31,    MAY 31,    MAY 31,
                                                           1998       1997       1996
                                                          -------    -------    -------
                                                                ($000'S OMITTED)
Service cost............................................  $  160     $   380    $  234
Benefit from early retirement package...................      --      (1,375)       --
Interest on the accumulated benefit obligation..........   3,372       3,550     4,021
Net amortization and deferral...........................      61         409       (53)
                                                          ------     -------    ------
          Total postretirement benefit expense..........  $3,593     $ 2,964    $4,202
                                                          ======     =======    ======

     The Company has no plans for funding the liability and will continue to pay for retiree medical costs as they occur. The components of the accumulated postretirement benefit obligation are as follows:

                                                              MAY 31,    MAY 31,
                                                               1998       1997
                                                              -------    -------
                                                               (000'S OMITTED)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $40,397    $40,516
  Fully eligible active plan participants...................    1,745      3,082
  Other active plan participants............................    4,497      2,845
                                                              -------    -------
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................   46,639     46,443
Unrecognized net gain (loss) from past experience different
  from that assumed and from changes in assumptions.........   (1,421)     1,055
Prior service cost not yet recognized in net periodic
  postretirement benefit cost...............................     (673)      (733)
Other.......................................................       85        373
                                                              -------    -------
Accrued postretirement benefit cost.........................  $44,630    $47,138
                                                              =======    =======

J.  FEDERAL, FOREIGN AND STATE INCOME TAXES

     The components of the net expense for income taxes for the year ended May 31, 1998 are as follows:

                                                 U.S.       U.S.
                                                FEDERAL    STATE      U.K.      TOTAL
                                                -------    ------    ------    -------
                                                           (000'S OMITTED)
Current tax expense...........................  $ 5,778    $1,250    $2,827    $ 9,855
Deferred tax expense..........................    6,500        --        --      6,500
                                                -------    ------    ------    -------
Net provision for income taxes before
  extraordinary loss tax benefit..............  $12,278    $1,250    $2,827    $16,355
                                                =======    ======    ======    =======

     In the year ended May 31, 1998, the Company provided $16,355,000 for income taxes, net of a tax benefit of approximately $1,800,000 relating to the utilization of NOL carryforwards. In addition, the Company has recorded a $2,920,000 tax benefit against the extraordinary loss of $8,112,000 associated with the early extinguishment of the Company's 10 3/4% Senior Notes.

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

     The benefit (provision) for income taxes before extraordinary item is at a rate other than the federal statutory tax rate for the following reasons:

                                                         YEAR       YEAR       YEAR
                                                        ENDED       ENDED      ENDED
                                                       MAY 31,     MAY 31,    MAY 31,
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                              (000'S OMITTED)
Benefit (provision) at the applicable U.S federal
  statutory tax rate.................................  $(19,403)   $(8,442)   $(8,832)
Benefit from net permanent tax differences...........     4,059         --         --
Benefit of higher statutory tax rates in applicable
  prior years realized in Section 172(f) carryback
  claims.............................................        --      2,700         --
State income taxes...................................    (1,640)      (200)        --
(Increase)decrease of deferred tax asset valuation
  allowance..........................................    (1,168)    30,626      8,832
Other................................................     1,797        996         --
                                                       --------    -------    -------
Income tax benefit (provision) before extraordinary
  loss tax benefit...................................  $(16,355)   $25,680    $    --
                                                       ========    =======    =======

     The principal components of deferred tax assets and liabilities were as follows:

                                                           MAY 31, 1998    MAY 31, 1997
                                                           ------------    ------------
                                                                 (000'S OMITTED)
DEFERRED TAX ASSETS
  Provision for postretirement benefits..................    $ 18,298        $ 19,232
  Net operating loss carryforwards.......................       4,667          17,117
  Restructuring provisions...............................       8,406           9,856
  Alternative minimum tax carryforward credit............       5,964              --
  Other..................................................       8,205          10,315
                                                             --------        --------
                                                               45,540          56,520
  Valuation allowance....................................     (32,269)        (35,934)
                                                             --------        --------
                                                               13,271          20,586
                                                             --------        --------
DEFERRED TAX LIABILITIES
  Accelerated depreciation...............................      12,409          11,256
  Other..................................................         862           2,830
                                                             --------        --------
                                                               13,271          14,086
                                                             --------        --------
Net deferred tax asset (liability).......................    $     --        $  6,500
                                                             ========        ========

     The change in the valuation allowance primarily reflects the expiration of state NOL carryforwards and other adjustments such as alternative minimum tax credit and utilization of federal NOL carryforwards.

K.  NET INCOME PER SHARE

     There were no adjustments required to be made to income before extraordinary item for purposes of computing basic and diluted net income per share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                                               MAY 31, 1998    MAY 31, 1997    MAY 31, 1996
                                               ------------    ------------    ------------
                                                             (000'S OMITTED)
Shares used to compute basic net income per
  share......................................   36,331,305      35,824,576      35,242,630
Dilutive effect of stock options.............    1,025,553       1,202,247         998,782
                                                ----------      ----------      ----------
Shares used to compute diluted net income per
  share......................................   37,356,858      37,026,823      36,241,412

L.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

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

     In addition, the Committee may grant other awards that consist of, are denominated in or are payable in shares or that are valued by reference to shares, including, for example, restricted shares, phantom shares, performance units, performance bonus awards or other awards payable in cash, shares or a combination thereof at the Committee's discretion.

     Information concerning stock options issued to officers and other employees is presented in the following table.

                                      YEAR     WEIGHTED    YEAR     WEIGHTED    YEAR     WEIGHTED
                                      ENDED    AVERAGE     ENDED    AVERAGE     ENDED    AVERAGE
                                     MAY 31,   EXERCISE   MAY 31,   EXERCISE   MAY 31,   EXERCISE
                                      1998      PRICE      1997      PRICE      1996      PRICE
                                     -------   --------   -------   --------   -------   --------
                                                        (SHARES IN THOUSANDS)
Number of shares under option:
  Outstanding at beginning of
     year..........................   2,648     $12.56     2,295     $ 9.46     1,858     $ 5.90
  Granted..........................     356      24.11       817      18.34       861      15.14
  Exercised........................    (500)     10.74      (415)      6.60      (390)      4.81
  Canceled or expired..............     (42)     18.95       (49)     14.18       (34)     11.90
                                      -----     ------     -----     ------     -----     ------
  Outstanding at end of year.......   2,462     $14.46     2,648     $12.56     2,295     $ 9.46
                                      =====     ======     =====     ======     =====     ======
  Exercisable at end of year.......   1,598                1,189                1,104
                                      =====                =====                =====

     At May 31, 1998 and 1997, 1,304,207 and 1,616,845 shares were available for future grants, respectively.

     The following tables summarize information about stock options outstanding at May 31, 1998:

                         OPTIONS OUTSTANDING
                  ----------------------------------
                            WTD. AVG.                  OPTIONS EXERCISABLE
                            REMAINING                  --------------------
   RANGE OF                CONTRACTUAL    WTD. AVG.              WTD. AVG.
EXERCISE PRICES   SHARES   LIFE (YRS.)   EXER. PRICE   SHARES   EXER. PRICE
---------------   ------   -----------   -----------   ------   -----------
                           (SHARES IN THOUSANDS)
$ 3.00 - $ 7.99     743        4.0         $ 5.73        743      $ 5.73
$ 8.00 - $12.99     252        7.2         $12.52        152      $12.56
$13.00 - $17.99     901        7.7         $16.68        600      $16.67
$18.00 - $22.99     154        8.6         $20.10         44      $20.07
$23.00 - $27.99     412        8.9         $24.46         59      $23.00
                  -----                                -----
                  2,462                                1,598
                  =====                                =====

     In addition to stock options, the Company grants performance shares to key executive employees. There were no performance shares granted during the year ended May 31, 1998. During the years ended May 31, 1997 and 1996, awards of 118,000 and 551,000 shares of the Company's common stock were made, respectively, subject to restrictions based upon continued employment and the performance of the Company. Compensation expense totalling $3,412,000, $1,403,000 and $413,000 relating to the awards were recorded during the years ended May 31, 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 1, 1996, the Company adopted a qualified, noncompensatory Employee Stock Purchase Plan. This plan enables substantially all employees to subscribe to purchase shares of the Company's common stock on an annual basis. Such shares are subscribed at the lower of 85% of their fair market value on the first day of the plan year, January 1, or 85% of their fair market value on the last business day of the plan year, usually December 31. Each eligible employee's participation is limited to 10% of base wages and a maximum of 450,000 shares are authorized for subscription. Employee subscriptions for the twelve months ended December 31, 1997 were 83,580 shares at $16.68 per share based on 85% of the fair market value on January 1, 1997 ($19.63).

     Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for fixed stock option plans or Employee Stock Purchase Plan.

     As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the weighted average fair values of stock-based arrangements granted during the years ended May 31, 1998, 1997 and 1996 to be $14.94, $11.28 and $9.34, respectively. The fair values of stock-based compensation awards granted were estimated using the Black-Scholes model with the following assumptions.

                                                   EXPECTED
                         RISK-FREE    ----------------------------------
                           GRANT       OPTION                   DIVIDEND    INTEREST
YEAR ENDED MAY 31,         DATE         TERM      VOLATILITY     YIELD        RATE
------------------       ---------    --------    ----------    --------    --------
1998...................  10/15/97     10 years        41%         --          5.57%
                          1/14/98      9 years        41%         --          5.57%
                          2/17/98     10 years        41%         --          5.57%
1997...................   7/16/96      9 years        38%         --          6.67%
                         10/16/96     10 years        38%         --          6.67%
                          1/15/97     10 years        38%         --          6.67%
                          3/17/97      9 years        38%         --          6.67%
1996...................  10/18/95      9 years        38%         --          6.67%
                          4/17/96     10 years        38%         --          6.67%

     Had compensation expense for the Company's stock-based plans and Employee Stock Purchase Plan been accounted for using the fair value method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

                                                           1998          1997          1996
                                                        ----------    ----------    ----------
                                                        (000'S OMITTED, EXCEPT PER-SHARE DATA)
Net income as reported................................   $33,890       $50,023       $25,234
Pro forma net income under SFAS No. 123...............    32,062        47,399        24,957
Net income per share as reported:
  Basic...............................................   $   .93       $  1.40       $   .72
  Diluted.............................................       .91          1.35           .70
Proforma net income per share under SFAS No. 123:
  Basic...............................................   $   .88       $  1.32       $   .71
  Diluted.............................................       .86          1.28           .69

     The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the year ended May 31, 1996.

M.  STOCK PURCHASE RIGHTS

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

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold after a person or group has become an Acquiring Person (as defined below), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring Company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Shares having a market value of two times the exercise price of the Right. For purposes of the Rights Agreement, an "Acquiring Person" generally means a person or group of affiliated or associated persons who have acquired beneficial ownership of 20% or more of the outstanding Shares. However, Cooper Industries, Inc. and its affiliates and associates (together, the "Cooper Group") will not be deemed to be an Acquiring Person for so long as (A) the Cooper Group beneficially owns at least 10% or more of the outstanding Shares continuously from and after May 26, 1994 and (B) the Cooper Group does not acquire beneficial ownership of any Shares in breach of the Investment Agreement dated as of January 10, 1994 between Cooper Industries, Inc. and the Company (other than an inadvertent breach which is remedied as promptly as practicable by a transfer of the Shares so acquired to a person which is not a member of the Cooper Group).

     The Rights will expire on November 30, 1998 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

N.  COMMITMENTS AND CONTINGENCIES

     At May 31, 1998, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

     The Company has entered into various foreign exchange contracts to manage its foreign exchange risks. Through its foreign currency hedging activities, the Company seeks to minimize the risk that the eventual cash flows resulting from purchase and sale transactions denominated in other than the functional currency of the operating unit will be affected by changes in exchange rates. Foreign currency transaction exposures generally are the responsibility of the Company's individual operating units to manage as an integral part of their business. The Company hedges its foreign currency transaction exposures based on judgment, generally through the use of forward exchange contracts. Gains and losses on the Company's foreign currency transaction hedges are recognized as an adjustment to the underlying hedged transactions. Deferred gains and losses on foreign exchange contracts were not significant at May 31, 1998 and 1997. The Company had foreign exchange contracts totaling $44,550,000 at May 31, 1998. Such contracts include forward contracts of $21,482,000 for the purchase of U.K. pounds and $23,068,000 for the sale of U.K. pounds. These contracts hedge certain normal operating purchase and sales transactions. The exchange contracts have no material fair market value, generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Translation and transaction gains and losses included in the Consolidated Statements of Net Income for the years ended May 31, 1998, 1997 and 1996 were not significant.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas, facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others injured.

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

     To date, the Company has settled all claims that could be brought by three of the decedents' families on terms acceptable to the Company and its insurance carriers and in addition has reached agreement for the settlement of the claims of the family of a fourth decedent. The Company has also settled most of the claims of the subcontractor employees. The Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation. One of the injured employees has subsequently filed a motion to be included in the lawsuit. Trial of the lawsuit is currently set for January, 1999.

     In general, under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers' Compensation Act. WGFI, the employer of the deceased employees, has workers' compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers compensation payments. Under applicable law, however, statutory beneficiaries of employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so, they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision may not extend to the Company as parent corporation of WGFI. Therefore, with regard to the October 24, 1997 lawsuit and any future lawsuits brought on behalf of those killed or injured in the Houston accident or their families against the Company, if (i) the court finds that the Company had a legal duty to WGFI and its employees,
(ii) the evidence supports a finding that the Company acted negligently in its duty to WGFI and its employees and (iii) such negligence had a causal connection with the accident, the plaintiffs might be able to recover compensatory damages against the Company. If it is shown that the Company's conduct amounted to gross neglect, and that conduct is found to be a cause of the accident, the plaintiffs may be able to recover punitive damages against the Company.

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million, a portion of which has been expended in the settlements to date. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, as with the currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident. However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the United States Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire, facility. The focus of the investigation is whether the Company failed to comply with required quality control procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications, which could be a violation of federal requirements. The investigating agencies have directed the Company to furnish various documents and information relating to the subject of the investigation. The Company is cooperating fully with the investigation, and in addition, has substantially completed its own investigation, which was supervised by the Company's outside attorneys and conducted by quality and process auditors from another casting facility of the Company and by the Company's internal attorneys. Such investigation has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company which could result in civil damages and penalties and criminal liability if the Company were found to have violated federal laws. Based on the Company's own investigation to date, the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.

O.  SUBSEQUENT EVENTS

     On July 31, 1998, the Company completed a transaction with Titanium Metals Corporation ("TIMET") in which the parties have combined their respective titanium castings businesses into a jointly-owned venture. The joint venture, 80.1% owned by Wyman-Gordon and 19.9% by TIMET, consists primarily of Wyman-Gordon's titanium casting business located in Franklin, New Hampshire, and TIMET's titanium casting business located in Albany, Oregon. The joint venture will produce investment castings primarily for the aerospace market and will seek to develop new applications for titanium castings.

     In connection with the formation of the joint venture, TIMET has acquired the operating assets of Wyman-Gordon's Millbury, Massachusetts, vacuum arc remelting facility which produces titanium ingots for further processing into finished forgings. In addition, Wyman-Gordon and TIMET have entered into a ten-year supply agreement pursuant to which TIMET will supply a portion of Wyman-Gordon's requirements for titanium raw materials for its forging and casting operations.

P.  GEOGRAPHIC AND OTHER INFORMATION

     Transfers between U.S. and international operations, principally inventory transfers, are charged to the receiving organization at prices sufficient to recover manufacturing costs and provide a reasonable return.

     Certain information on a geographic basis follows:

                                                       YEAR        YEAR        YEAR
                                                      ENDED       ENDED       ENDED
                                                     MAY 31,     MAY 31,     MAY 31,
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                             (000'S OMITTED)
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States (including direct export sales)......  $676,342    $541,456    $447,515
United Kingdom.....................................    76,571      67,286      52,109
                                                     --------    --------    --------
                                                     $752,913    $608,742    $499,624
                                                     ========    ========    ========
INTER AREA TRANSFERS:
United States......................................  $  1,127    $    378    $     14
United Kingdom.....................................     7,062       6,244       4,666
                                                     --------    --------    --------
                                                     $  8,189    $  6,622    $  4,680
                                                     ========    ========    ========
EXPORT SALES:
United States direct export sales..................  $118,407    $ 88,888    $ 71,792
                                                     ========    ========    ========
INCOME (LOSS) FROM OPERATIONS:
United States......................................  $ 58,126    $ 20,578    $ 32,042
United Kingdom.....................................    10,766       9,744       5,657
                                                     --------    --------    --------
                                                     $ 68,892    $ 30,322    $ 37,699
                                                     ========    ========    ========
IDENTIFIABLE ASSETS (EXCLUDING INTERCOMPANY):
United States......................................  $479,181    $390,540    $309,868
United Kingdom.....................................    63,759      54,777      44,287
General corporate..................................     8,670       9,054      21,735
                                                     --------    --------    --------
                                                     $551,610    $454,371    $375,890
                                                     ========    ========    ========

Q.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended May 31, 1998 and 1997 were as follows:

                                                            QUARTER
                                          --------------------------------------------
                                           FIRST       SECOND      THIRD       FOURTH
                                          --------    --------    --------    --------
                                             (000'S OMITTED, EXCEPT PER-SHARE DATA)
YEAR ENDED MAY 31, 1998
Revenue.................................  $180,009    $189,370    $181,764    $201,771
Cost of goods sold......................   146,764     157,422     159,229     173,852
Other charges (credits).................    (1,900)     (3,000)         --          --
Income from operations..................    21,750      21,771       9,577      15,794
Income before extraordinary item........    11,859      13,336       3,963       9,924
Extraordinary item, net of tax..........        --          --      (5,192)         --
Net income (loss).......................    11,859      13,336      (1,229)      9,924
Basic net income per share:
  Income before extraordinary item......       .33         .37         .11         .27
  Net income (loss).....................       .33         .37        (.03)        .27
Diluted net income per share:
  Income before extraordinary item......       .32         .36         .11         .27
Net income (loss).......................       .32         .36        (.03)        .27
YEAR ENDED MAY 31, 1997
Revenue.................................  $134,235    $138,655    $153,331    $182,521
Cost of goods sold......................   122,744     115,079     124,716     148,569
Other charges...........................    15,779          --       2,434       4,870
Income (loss) from operations...........   (14,340)     12,527      15,839      16,296
Income before extraordinary item........     7,815       9,133      13,009      20,066
Extraordinary item, net of tax..........        --          --          --          --
Net income (loss).......................     7,815       9,133      13,009      20,066
Basic net income per share:
  Income before extraordinary item......       .22         .26         .36         .56
  Net income............................       .22         .26         .36         .56
Diluted net income per share:
  Income before extraordinary item......       .21         .25         .35         .54
  Net income............................       .21         .25         .35         .54

     The 1997 and first two quarters of 1998 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders to be held on October 21, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as a Part of this Report

                                                                       PAGES
                                                                       -----
    1.  Financial Statements:
         Report of Management........................................   28
         Report of Independent Auditors..............................   29
         Consolidated Statements of Income...........................   30
         Consolidated Balance Sheets.................................   31
         Consolidated Statements of Cash Flows.......................   32
         Consolidated Statements of Stockholders' Equity.............   33
         Notes to Consolidated Financial Statements..................   34

2.  Exhibits:

     Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
 3.A     Restated Articles of Organization of Wyman-Gordon
         Company -- incorporated by reference to Exhibit 3A to the
         Company's Form 10-K for the year ended June 3, 1995.              --
 3.B     Bylaws of Wyman-Gordon Company, as amended through May 24,
         1994 -- incorporated by reference to Exhibit 3B to the
         Company's Form 10-K for the year ended June 3, 1995.              --
 4.A     Amended and Restated Rights Agreement, dated as of January
         10, 1994 between the Company and State Street Bank & Trust
         Company, as Rights Agent -- incorporated by reference to
         Exhibit 1 to the Company's Report on Form 8-A/A dated
         January 21, 1994.                                                 --
 4.B     Indenture dated as of March 16, 1993 among Wyman-Gordon
         Company, its Subsidiaries and State Street Bank and Trust
         Company as Trustee with respect to Wyman-Gordon Company's
         10 3/4% Senior Notes due 2003 -- incorporated by reference to Exhibit 4C to the Company's Report on Form 10-K for the
         year ended December 31, 1992.                                     --
 4.C     10 3/4% Senior Notes due 2003. Supplemental Indenture dated
         May 19, 1994 -- incorporated by reference to Exhibit 5 to
         the Company's Report on Form 8-K dated May 26, 1994.              --
 4.D     10 3/4% Senior Notes due 2003. Second Supplemental Indenture
         and Guarantee dated May 27, 1994 -- incorporated by
         reference to the Company's Report on Form 8-K dated May 26,
         1994.                                                             --
 4.E     Instruments defining the rights of holders of long-term debt are omitted pursuant to paragraph (b)(4)(iii) of Regulation
         S-K Item 601. The Company agrees to furnish such instruments
         to the Commission upon request.                                   --
 4.F     10 3/4% Senior Notes due 2003. Third Supplemental Indenture
         dated December 9, 1997.                                          E-1
 4.G     Indenture dated as of December 15, 1997 among Wyman-Gordon
         Company, its Subsidiaries and State Street Bank and Trust
         Company as Trustee with respect to Wyman-Gordon Company's 8%
         Senior Notes due 2007.                                           E-2
 4.H     8% Senior Notes due 2007. Supplemental Indenture dated
         December 15, 1997.                                               E-3
10.A     J. Stewart Smith, Executive Severance Agreement dated
         October 15, 1997.                                                E-4
10.B     David P. Gruber, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.B of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.C     Sanjay N. Shah, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.C of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.D     J. Douglas Whelan, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.D of the
         Company's Report on Form 10-K dated May 31, 1996.                 --

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
10.E     Wallace F. Whitney, Jr., Executive Severance Agreement dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.E
         to the Company's Report on Form 10-K dated May 31, 1996.          --
10.F     Frank J. Zugel, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.F of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.G     J. Stewart Smith, Performance Stock Option Agreement under the Wyman-Gordon Company Long-term Incentive Plan dated July
         16, 1996.                                                        E-5
10.H     David P. Gruber, Performance Stock Option Agreement under
         the Wyman-Gordon Company Long-term Incentive Plan dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.H
         of the Company's Report on Form 10-K dated May 31, 1996.          --
10.I     Sanjay N. Shah, Performance Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.I of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.J     J. Douglas Whelan, Performance Stock Option Agreement under the Wyman-Gordon Company Long-term Incentive Plan dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.J
         of the Company's Report on Form 10-K dated May 31, 1996.          --
10.K     Wallace F. Whitney, Jr., Performance Stock Option Agreement
         under the Wyman-Gordon Company Long-term Incentive Plan
         dated April 17, 1996 -- incorporated by reference to Exhibit
         10.K of the Company's Report on Form 10-K dated May 31,
         1996.                                                             --
10.L     Frank J. Zugel, Performance Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.L of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.M     J. Stewart Smith, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated July 16,
         1996.                                                            E-6
10.N     David P. Gruber, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.N of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.O     Sanjay N. Shah, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.O of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.P     J. Douglas Whelan, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.P of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.Q     Wallace F. Whitney, Jr., Performance Share Agreement under the Wyman-Gordon Company Long-term Incentive Plan dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.Q
         of the Company's Report on Form 10-K dated May 31, 1996.          --
10.R     Frank J. Zugel, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.R of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.S     Colin Stead, Executive Severance Agreement dated October 15,
         1997.                                                            E-7
10.T     David P. Gruber, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.T of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.U     Sanjay N. Shah, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.U of the
         Company's Report on Form 10-K dated May 31, 1996.                 --

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
10.V     J. Douglas Whelan, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.V of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.W     Wallace F. Whitney, Jr., Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.W of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.X     Frank J. Zugel, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.X of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.Y     Amendment to Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated May 24,
         1994 between Wyman-Gordon Company and David P.
         Gruber -- incorporated by reference to Exhibit 10.Y of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.Z     Stock Purchase Agreement dated as of January 10, 1994
         between Cooper Industries, Inc. and the
         Company -- incorporated by reference to Annex A to the
         Company's preliminary Proxy Statement filed with the
         Securities and Exchange Commission on March 8, 1994.              --
10.AA    Investment Agreement dated as of January 10, 1994 between
         Cooper Industries, Inc. and the Company -- incorporated by reference to Annex B to the Company's preliminary Proxy
         Statement filed with the Securities and Exchange Commission
         on March 8, 1994.                                                 --
10.AB    Amendment dated May 26, 1994 to Investment Agreement dated as of January 10, 1994, between the Company and
         Cooper -- incorporated by reference to the Company's Report
         on Form 8-K dated May 26, 1994.                                   --
10.AC    Revolving Credit Agreement dated as of May 20, 1994 among
         Wyman-Gordon Receivables Corporation, the Financial
         Institutions Parties Hereto and Shawmut Bank N.A. as Issuing
         Bank, as Facility Agent and as Collateral
         Agent -- incorporated by reference to the Company's Report
         on Form 8-K dated May 26, 1994.                                   --
10.AD    Receivables Purchase and Sale Agreement dated as of May 20,
         1994 among Wyman-Gordon Company, Wyman-Gordon Investment
         Castings, Inc. and Precision Founders Inc. as the Sellers,
         Wyman-Gordon Company as the Servicer and Wyman-Gordon
         Receivables Corporation as the Purchaser -- incorporated by reference to the Company's Report on Form 8-K dated May 26,
         1994.                                                             --
10.AE    Performance Share Agreement under the Wyman-Gordon Company
         Long-Term Incentive Plan between the Company and David P.
         Gruber dated as of May 24, 1994 -- incorporated by reference
         to the Company's Report on Form 8-K dated May 26, 1994.           --
10.AF    Long-term Incentive Plan dated July 19, 1995 incorporated by reference to Appendix A of the Company's "Proxy Statement
         for Annual Meeting of Stockholders" on October 18, 1995.          --
10.AG    Wyman-Gordon Company Non-Employee Director Stock Option Plan
         dated January 18, 1995 -- incorporated by reference to
         Appendix C of the Company's "Proxy Statement for Annual
         Meeting of Stockholders" on October 18, 1995.                     --
10.AH    Wyman-Gordon Company Long-Term Incentive Plan dated January
         15, 1997 -- incorporated by reference to Appendix A of the
         Company's "Proxy Statement for Annual Meeting of
         Stockholders" to be held on October 15, 1997                      --
10.AI    Colin Stead, Performance Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated July 16,
         1996.                                                            E-8

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
10.AJ    Colin Stead, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated July 16,
         1996.                                                            E-9
10.AK    Edward J. Davis, Executive Severence Agreement dated
         February 17, 1998.                                              E-10
21       List of Subsidiaries                                            E-11
23       Consent of Ernst & Young LLP                                      61
27       Financial Data Schedule                                         E-12

     (b) Reports on Form 8-K

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

     On February 9, 1998, the Company filed a Form 8-K with the Commission to update the statue of the 29,000 ton press and to announce an extraordinary one time charge relating to the refinancing of its 10 3/4% Senior Notes due 2003.

     On August 11, 1998, the Company filed a Form 8-K with the Commission to report that it and Titanium Metals Corporation completed a transaction in which the parties have combined their respective titanium castings businesses into a jointly-owned venture.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Form S-8, File Numbers 2-56547, 2-75980, 33-26980, 33-48068 and 33-64503)
pertaining to the Wyman-Gordon Company Executive Long-Term Incentive Program
(1975) -- Amendment No. 6, the Wyman-Gordon Company Stock Purchase Plan, the Wyman-Gordon Company Savings/Investment Plan, the Wyman-Gordon Company Long-Term Incentive Plan and the Wyman-Gordon Company Employee Stock Purchase Plan; and the Registration Statements (Form S-3, File Numbers 33-63459 and 333-32149) of Wyman-Gordon Company and in the related Prospectuses of our report dated June 25, 1998, with respect to the consolidated financial statements of Wyman-Gordon Company and subsidiaries included in this Annual Report (Form 10-K) for the year ended May 31, 1998.

                                          [Ernst & Young Signature]

Boston, Massachusetts
August 27, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wyman-Gordon Company
                                            (REGISTRANT)

                                          By /s/     EDWARD J. DAVIS

                                            ------------------------------------
                                            Edward J. Davis
                                            Vice President, Chief Financial
                                             Officer
                                            and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ DAVID P. GRUBER                  Chairman of the Board of           August 27, 1998
---------------------------------------------------    Directors and Chief Executive
                  David P. Gruber                      Officer

               /s/ J. DOUGLAS WHELAN                 President and Chief Operating      August 27, 1998
---------------------------------------------------    Officer
                 J. Douglas Whelan

                /s/ EDWARD J. DAVIS                  Vice President, Chief Financial    August 27, 1998
---------------------------------------------------    Officer and Treasurer and
                  Edward J. Davis                      Principal Financial Officer

               /s/ JEFFREY B. LAVIN                  Corporate Controller and           August 27, 1998
---------------------------------------------------    Principal Accounting Officer
                 Jeffrey B. Lavin

                 /s/ E. PAUL CASEY                   Director                           August 27, 1998
---------------------------------------------------
                   E. Paul Casey

              /s/ WARNER S. FLETCHER                 Director                           August 27, 1998
---------------------------------------------------
                Warner S. Fletcher

               /s/ ROBERT G. FOSTER                  Director                           August 27, 1998
---------------------------------------------------
                 Robert G. Foster

               /s/ RUSSELL E. FULLER                 Director                           August 27, 1998
---------------------------------------------------
                 Russell E. Fuller

               /s/ CHARLES W. GRIGG                  Director                           August 27, 1998
---------------------------------------------------
                 Charles W. Grigg

               /s/ M HOWARD JACOBSON                 Director                           August 27, 1998
---------------------------------------------------
                 M Howard Jacobson

                /s/ JUDITH S. KING                   Director                           August 27, 1998
---------------------------------------------------
                  Judith S. King

            /s/ ROBERT L. LEIBENSPERGER              Director                           August 27, 1998
---------------------------------------------------
              Robert L. Leibensperger

                /s/ ANDREW E. LIETZ                  Director                           August 27, 1998
---------------------------------------------------
                  Andrew E. Lietz

              /s/ H. JOHN RILEY, JR.                 Director                           August 27, 1998
---------------------------------------------------
                H. John Riley, Jr.

              /s/ DAVID A. WHITE, JR.                Director                           August 27, 1998
---------------------------------------------------
                David A. White, Jr.

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
 3.A     Restated Articles of Organization of Wyman-Gordon
         Company -- incorporated by reference to Exhibit 3A to the
         Company's Form 10-K for the year ended June 3, 1995.              --
 3.B     Bylaws of Wyman-Gordon Company, as amended through May 24,
         1994 -- incorporated by reference to Exhibit 3B to the
         Company's Form 10-K for the year ended June 3, 1995.              --
 4.A     Amended and Restated Rights Agreement, dated as of January
         10, 1994 between the Company and State Street Bank & Trust
         Company, as Rights Agent -- incorporated by reference to
         Exhibit 1 to the Company's Report on Form 8-A/A dated
         January 21, 1994.                                                 --
 4.B     Indenture dated as of March 16, 1993 among Wyman-Gordon
         Company, its Subsidiaries and State Street Bank and Trust
         Company as Trustee with respect to Wyman-Gordon Company's
         10 3/4% Senior Notes due 2003 -- incorporated by reference to Exhibit 4C to the Company's Report on Form 10-K for the
         year ended December 31, 1992.                                     --
 4.C     10 3/4% Senior Notes due 2003. Supplemental Indenture dated
         May 19, 1994 -- incorporated by reference to Exhibit 5 to
         the Company's Report on Form 8-K dated May 26, 1994.              --
 4.D     10 3/4% Senior Notes due 2003. Second Supplemental Indenture
         and Guarantee dated May 27, 1994 -- incorporated by
         reference to the Company's Report on Form 8-K dated May 26,
         1994.                                                             --
 4.E     Instruments defining the rights of holders of long-term debt are omitted pursuant to paragraph (b)(4)(iii) of Regulation
         S-K Item 601. The Company agrees to furnish such instruments
         to the Commission upon request.                                   --
 4.F     10 3/4% Senior Notes due 2003. Third Supplemental Indenture
         dated December 9, 1997.                                          E-1
 4.G     Indenture dated as of December 15, 1997 among Wyman-Gordon
         Company, its Subsidiaries and State Street Bank and Trust
         Company as Trustee with respect to Wyman-Gordon Company's 8%
         Senior Notes due 2007.                                           E-2
 4.H     8% Senior Notes due 2007. Supplemental Indenture dated
         December 15, 1997.                                               E-3
10.A     J. Stewart Smith, Executive Severance Agreement dated
         October 15, 1997.                                                E-4
10.B     David P. Gruber, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.B of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.C     Sanjay N. Shah, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.C of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.D     J. Douglas Whelan, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.D of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.E     Wallace F. Whitney, Jr., Executive Severance Agreement dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.E
         to the Company's Report on Form 10-K dated May 31, 1996.          --

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
10.F     Frank J. Zugel, Executive Severance Agreement dated April
         17, 1996 -- incorporated by reference to Exhibit 10.F of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.G     J. Stewart Smith, Performance Stock Option Agreement under the Wyman-Gordon Company Long-term Incentive Plan dated July
         16, 1996.                                                        E-5
10.H     David P. Gruber, Performance Stock Option Agreement under
         the Wyman-Gordon Company Long-term Incentive Plan dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.H
         of the Company's Report on Form 10-K dated May 31, 1996.          --
10.I     Sanjay N. Shah, Performance Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.I of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.J     J. Douglas Whelan, Performance Stock Option Agreement under the Wyman-Gordon Company Long-term Incentive Plan dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.J
         of the Company's Report on Form 10-K dated May 31, 1996.          --
10.K     Wallace F. Whitney, Jr., Performance Stock Option Agreement
         under the Wyman-Gordon Company Long-term Incentive Plan
         dated April 17, 1996 -- incorporated by reference to Exhibit
         10.K of the Company's Report on Form 10-K dated May 31,
         1996.                                                             --
10.L     Frank J. Zugel, Performance Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.L of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.M     J. Stewart Smith, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated July 16,
         1996.                                                            E-6
10.N     David P. Gruber, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.N of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.O     Sanjay N. Shah, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.O of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.P     J. Douglas Whelan, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.P of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.Q     Wallace F. Whitney, Jr., Performance Share Agreement under the Wyman-Gordon Company Long-term Incentive Plan dated
         April 17, 1996 -- incorporated by reference to Exhibit 10.Q
         of the Company's Report on Form 10-K dated May 31, 1996.          --
10.R     Frank J. Zugel, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.R of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.S     Colin Stead, Executive Severance Agreement dated October 15,
         1997.                                                            E-7
10.T     David P. Gruber, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.T of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.U     Sanjay N. Shah, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.U of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.V     J. Douglas Whelan, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.V of the
         Company's Report on Form 10-K dated May 31, 1996.                 --

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
10.W     Wallace F. Whitney, Jr., Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.W of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.X     Frank J. Zugel, Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated April
         17, 1996 -- incorporated by reference to Exhibit 10.X of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.Y     Amendment to Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated May 24,
         1994 between Wyman-Gordon Company and David P.
         Gruber -- incorporated by reference to Exhibit 10.Y of the
         Company's Report on Form 10-K dated May 31, 1996.                 --
10.Z     Stock Purchase Agreement dated as of January 10, 1994
         between Cooper Industries, Inc. and the
         Company -- incorporated by reference to Annex A to the
         Company's preliminary Proxy Statement filed with the
         Securities and Exchange Commission on March 8, 1994.              --
10.AA    Investment Agreement dated as of January 10, 1994 between
         Cooper Industries, Inc. and the Company -- incorporated by reference to Annex B to the Company's preliminary Proxy
         Statement filed with the Securities and Exchange Commission
         on March 8, 1994.                                                 --
10.AB    Amendment dated May 26, 1994 to Investment Agreement dated as of January 10, 1994, between the Company and
         Cooper -- incorporated by reference to the Company's Report
         on Form 8-K dated May 26, 1994.                                   --
10.AC    Revolving Credit Agreement dated as of May 20, 1994 among
         Wyman-Gordon Receivables Corporation, the Financial
         Institutions Parties Hereto and Shawmut Bank N.A. as Issuing
         Bank, as Facility Agent and as Collateral
         Agent -- incorporated by reference to the Company's Report
         on Form 8-K dated May 26, 1994.                                   --
10.AD    Receivables Purchase and Sale Agreement dated as of May 20,
         1994 among Wyman-Gordon Company, Wyman-Gordon Investment
         Castings, Inc. and Precision Founders Inc. as the Sellers,
         Wyman-Gordon Company as the Servicer and Wyman-Gordon
         Receivables Corporation as the Purchaser -- incorporated by reference to the Company's Report on Form 8-K dated May 26,
         1994.                                                             --
10.AE    Performance Share Agreement under the Wyman-Gordon Company
         Long-Term Incentive Plan between the Company and David P.
         Gruber dated as of May 24, 1994 -- incorporated by reference
         to the Company's Report on Form 8-K dated May 26, 1994.           --
10.AF    Long-term Incentive Plan dated July 19, 1995 incorporated by reference to Appendix A of the Company's "Proxy Statement
         for Annual Meeting of Stockholders" on October 18, 1995.          --
10.AG    Wyman-Gordon Company Non-Employee Director Stock Option Plan
         dated January 18, 1995 -- incorporated by reference to
         Appendix C of the Company's "Proxy Statement for Annual
         Meeting of Stockholders" on October 18, 1995.                     --
10.AH    Wyman-Gordon Company Long-Term Incentive Plan dated January
         15, 1997 -- incorporated by reference to Appendix A of the
         Company's "Proxy Statement for Annual Meeting of
         Stockholders" to be held on October 15, 1997                      --
10.AI    Colin Stead, Performance Stock Option Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated July 16,
         1996.                                                            E-8
10.AJ    Colin Stead, Performance Share Agreement under the
         Wyman-Gordon Company Long-term Incentive Plan dated July 16,
         1996.                                                            E-9

EXHIBIT                          DESCRIPTION                             PAGE
-------                          -----------                             ----
10.AK    Edward J. Davis, Executive Severence Agreement dated
         February 17, 1998.                                              E-10
21       List of Subsidiaries                                            E-11
23       Consent of Ernst & Young LLP                                      61
27       Financial Data Schedule                                         E-12