Form 10-Q
period 1998-08-31
WYMAN GORDON CO
filed 1998-10-09
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                       AUGUST 31, 1998
  Common Stock, $1 Par Value          36,560,847

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                                           THREE MONTHS ENDED
                                         AUGUST 31, AUGUST 31,
                                           1998       1997
                         (000's omitted, except per share data)
Revenue                                  $189,664   $180,009

Less:
  Cost of goods sold                      161,067    146,764
  Selling, general and
    administrative expenses                13,480     13,395
  Other charges(credits)                   (5,000)    (1,900)
                                          169,547    158,259

Income from operations                     20,117     21,750

Other deductions:
  Interest expense                          3,529      2,890
  Miscellaneous, net                          256        331
                                            3,785      3,221

Income before income taxes                 16,332     18,529
Provision for income taxes                  4,480      6,670

Net income                               $ 11,852   $ 11,859

Net income per share:

  Basic                                  $    .32   $    .33
  Diluted                                $    .32   $    .32

Shares used to compute net income
  per share:

  Basic                                    36,542     36,156
  Diluted                                  37,207     37,510







     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           AUGUST 31,    MAY 31,
                                              1998        1998
                                           (Unaudited)
                                             (000's omitted)
ASSETS

  Cash and cash equivalents                $ 66,331     $ 64,561
  Accounts receivable                       126,049      124,658
  Inventories                               145,995      133,134
  Prepaid expenses                            7,317        6,710
       Total current assets                 345,692      329,063

  Property, plant and equipment, net        203,704      197,363
  Intangible and other assets                27,043       25,184
                                           $576,439     $551,610

LIABILITIES

  Borrowings due within one year           $    559     $  3,017
  Accounts payable                           62,646       51,590
  Accrued liabilities and other              52,092       50,692
     Total current liabilities              115,297      105,299

  Restructuring, integration, disposal
   and environmental                         17,123       17,314
  Long-term debt                            165,283      162,573
  Pension liability                           2,923        2,908
  Deferred income tax and other              13,985       14,066
  Postretirement benefits                    44,018       44,630

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             27,331       28,037
  Retained earnings                         160,699      148,847
  Accumulated other comprehensive income      2,344        1,465
  Less treasury stock at cost
     August 31, 1998 - 491,873 shares
     May 31, 1998 - 543,077 shares           (9,617)     (10,582)
                                            217,810      204,820
                                           $576,439     $551,610




     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                             THREE MONTHS ENDED
                                         AUGUST 31,    AUGUST 31,
                                            1998          1997
                                              (000's omitted)
OPERATING ACTIVITIES:
  Net income                              $ 11,852     $ 11,859
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           6,799        5,435
     Deferred income taxes                       -        4,000
     Gain on sale of operating assets       (5,000)           -
  Changes in assets and liabilities:
     Accounts receivable                      (471)      (6,272)
     Inventories                           (12,861)     (20,912)
     Prepaid expenses and other assets      (3,561)      (2,359)
     Accrued restructuring, integration
       disposal and environmental               37         (392)
     Income and other taxes payable          3,542        1,943
     Accounts payable and accrued
       and other liabilities                10,292       (7,164)
       Net cash provided (used) by
         operating activities               10,629      (13,862)

INVESTING ACTIVITIES:
  Capital expenditures                     (12,573)     (13,673)
  Proceeds from sale of fixed assets         5,283          222
  Other, net                                  (215)        (716)
       Net cash provided (used) by
         investing activities               (7,505)     (14,167)

FINANCING ACTIVITIES:
  Payment to Cooper Industries, Inc.        (2,300)      (2,300)
  Net proceeds from issuance of
    common stock                               946        4,942
       Net cash provided (used) by
         financing activities               (1,354)       2,642

Increase (decrease) in cash                  1,770      (25,387)
Cash, beginning of year                     64,561       51,971
Cash, end of period                       $ 66,331     $ 26,584



     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1998
                                (Unaudited)


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at August 31, 1998 and its results of operations and cash flows for the three months ended August 31, 1998 and August 31, 1997. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its May 31, 1998 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at May 31, 1998 and 1997 and its results of operations and cash flows for the years ended May 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.


NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements. There is no material impact on earnings per share for the three months ended August 31, 1998 and 1997 calculated under SFAS 128.

     Effective June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the three month periods ended August 31, 1998 and 1997.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1998
                                (Unaudited)


NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS, Continued

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The implementation of SFAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. The Company is currently assessing the impact that the new standard will have on its financial statements. Implementation of this Standard is required for the year ending May 31, 1999.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements of Statement Nos. 87, "Employers' Accounting for Pensions", and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company is currently assessing the impact that the new standard will have on its financial statements. Implementation of this Standard is required for the year ending May 31, 1999.


NOTE C - INVENTORIES

Inventories consisted of:

                              AUGUST 31, 1998   MAY 31, 1998
                                      (000's omitted)
     Raw material               $ 50,055           $ 50,050
     Work-in-process             100,907             92,136
     Other                         4,457              4,221
                                 155,419            146,407
     Less progress payments       (9,424)           (13,273)
                                $145,995           $133,134

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at August 31, 1998 and May 31, 1998.

     There were no LIFO inventory credits or charges to cost of goods sold in the three months ended August 31, 1998 or August
31, 1997.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1998
                                (Unaudited)


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


NOTE E - NET INCOME PER SHARE

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per share.
A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                                       THREE MONTHS ENDED
                                   AUGUST 31,     AUGUST 31,
                                        1998           1997
Shares used to compute
  basic net income per
  share                            36,542,318     36,156,042

Dilutive effect of
  stock options                       664,735      1,354,087

Shares used to compute
  diluted net income
  per share                        37,207,053     37,510,129

     There were stock options outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore would be antidilutive. The following table summarizes all options exceeding average market price for the first quarter of fiscal year 1999 and 1998:

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1998
                                (Unaudited)


NOTE E - NET INCOME PER SHARE, Continued

                                       THREE MONTHS ENDED
                                     AUGUST 31,   AUGUST 31,
                                          1998         1997
Options exceeding
  average market price               555,570      -

Exercise price range                 $19.00-      N/A
                                     $25.00


NOTE F - COMMITMENTS AND CONTINGENCIES

     At August 31, 1998, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     The Company had foreign exchange contracts totaling approximately $42,029,000 at August 31, 1998. These contracts hedge certain normal operating purchase and sales transactions. The foreign exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three months ended August 31, 1998 and August 31, 1997 were not material.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc.
("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others were injured.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1998
                                (Unaudited)


NOTE F - COMMITMENTS AND CONTINGENCIES, Continued

     OSHA conducted an investigation of the accident.  On June
18, 1997, WGFI reached an agreement with OSHA settling citations resulting from the accident.

     The injured workers and the decedents' families have asserted claims against the Company and WGFI. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from two current employees.

     To date, the Company has settled all claims that could be brought by four of the decedent's families on terms acceptable to the Company and its insurance carriers. The Company has also
settled most of the claims of the subcontractor employees.   The
Company thus far has been unable to achieve settlements with the other claimants, and, on October 24, 1997, a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation. Two employees have subsequently filed a motion to be included in the lawsuit. Trial of the lawsuit is currently set for January, 1999.

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

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1998
                                (Unaudited)


NOTE F - COMMITMENTS AND CONTINGENCIES, Continued

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. The Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies with aggregate coverage limits of approximately $29 million, a substantial portion of which has been expended in the settlements to date. While WGFI has tendered the defense of the various claims to the Company's insurance carriers, there can be no assurance that the full insurance coverage will be available. Based on the Company's experience in the settlement negotiations to date, the Company believes that there is a substantial risk that the pending and threatened claims will not be settled for an aggregate amount within its insurance coverage limits. The Company anticipates that, as with the currently pending lawsuit, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident. However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

     On September 25, 1997, the Company received a subpoena from the United States Department of Justice informing it that the Department of Defense and other federal agencies had commenced an investigation with respect to the manufacture and sale of investment castings at the Company's Tilton, New Hampshire facility. The focus of the investigation is whether the Company failed to comply with required quality control procedures for cast aerospace parts and whether the Company shipped cast components that did not meet applicable specifications. The Company is cooperating fully with the investigation, and in addition, has substantially completed its own investigation, which has identified certain departures from Company policies and procedures which have been addressed. The federal investigation may result in criminal or civil charges being brought against the Company. Based on the Company's own investigation, the Company does not believe that the federal investigation is likely to result in a material adverse impact on the Company's financial condition or results of operations, although no assurance as to the outcome or impact of that investigation can be given.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                              August 31, 1998
                                (Unaudited)



NOTE G - OTHER CHARGES (CREDITS)

     In the three months ended August 31, 1998, the Company recorded other credits of $5,000,000 resulting from the sale of the operating assets of the Company's Millbury, Massachusetts vacuum remelting facility which produced titanium ingots for further processing into finished forgings to Titanium Metals Corporation "TIMET".

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

     For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, in particular see the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 Part I, Item 1 - "Business - The Company," "Customers," "Marketing and Sales," "Backlog," "Raw Materials," "Energy Usage," "Employees," "Competition," "Environmental Regulations," "Product Liability Exposure" and "Legal Proceedings".


RECENT DEVELOPMENTS

     In the first quarter of fiscal year 1999, the Company's Scaled Composites subsidiary launched the first flight of its experimental plane called the Proteus. With the successful first flight of this new aircraft, the Company has begun to capitalize all costs associated with the further advancement of the aircraft.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



RECENT DEVELOPMENTS, Continued

     The Company has reduced its workforce in the Grafton, Massachusetts plant by approximately 100 people, or 15%. The Company seeks to return the Grafton operations to profitability and has transferred the aerospace turbine work, which was moved to Grafton during the refurbishment of the 29,000 ton press, back to Houston.
     The Company successfully negotiated a new contract with the bargaining unit representing 616 Houston hourly employees. The contract covers a three-year term expiring August 2001 and provides for a general wage increase of 3% per year.


RESULTS OF OPERATIONS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         AUGUST 31, 1998     AUGUST 31, 1997
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $150,509    80%     $145,747    81%
Energy                     30,900    16%       26,667    15%
Other                       8,255     4%        7,595     4%
                         $189,664   100%     $180,009   100%

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1998 ("first quarter of fiscal year 1999") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1997 ("first quarter of fiscal year 1998")

     The Company's revenue increased 5.4% to $189.7 million in the first quarter of fiscal year 1999 from $180.0 million in the first quarter of fiscal year 1998 as a result of additional revenues generated from the acquisition of International Extruded Products ("IXP") in April, 1998 and entering into the Castings joint venture with TIMET in July, 1998. These revenue increases during the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 are reflected by market as follows: a $4.8 million (3.3%) increase in aerospace, a $4.2 million (15.9%) increase in energy and a $0.7 million (8.7%) increase in other. The increase in aerospace market revenues were the result of an increase in aerospace structural sales volume which includes additional revenues generated from entering into the Castings joint venture with TIMET, as noted above. Although aerospace revenues were higher during the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998, aerospace revenues were negatively impacted by the overhang of production inefficiencies relating to the recent re-commissioning of the Company's 29,000 ton press. The increase in energy revenue was a result of higher shipments of extruded pipe, produced by IXP, during the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998. Revenues in the first quarter of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog continues to be strong with $1,000.9 million at August 31, 1998 compared to $1,030.1 million at May 31, 1998 and $935.3 million at August 31, 1997. The Company attributes the decrease from May 31, 1998 to August 31, 1998 to a reduction in lead times in the supply chain and initiatives by customers to reduce inventory levels. The Company anticipates a leveling off or possible decline in backlog since it does not expect to receive customer orders at the same rates as in the recent past. Additionally, the Company believes that capacity enhancements, equipment refurbishments and additions installed by the Company will enable the Company to meet its customer demands more timely. Of the Company's total current backlog, $767.3 million is shippable in the next twelve months. Because of the additional production capacity generated from equipment enhancements, refurbishments and additions, the Company believes that it will be able to fulfill those twelve-month requirements.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1998 ("first quarter of fiscal year 1999") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1997 ("first quarter of fiscal year 1998")
(Continued)

     The Company's gross margin was 15.1% in the first quarter of fiscal year 1999 as compared to 18.5% in the first quarter of fiscal year 1998. The Company has estimated that gross margin in the first quarter of fiscal year 1999 was negatively affected by approximately 1.6% as a result of production inefficiencies resulting from the recent re-commissioning of the Company's 29,000 ton press. Additionally, gross margins were negatively impacted by production inefficiencies at the Company's Groton, Connecticut casting plant and lower margins generated in the Livingston, Scotland forging plant. Gross margin in the first quarter of fiscal year 1998 was negatively affected by production inefficiency costs related to personnel additions and the re-installation and start-up of two major forge presses.

     Selling, general and administrative expenses increased 0.6% to $13.5 million during the first quarter of fiscal year 1999 from $13.4 million during the first quarter of fiscal year 1998. Selling, general and administrative expenses as a percentage of revenues improved to 7.1% in the first quarter of fiscal year 1999 from 7.4% in the first quarter of fiscal year 1998. The first quarter of fiscal year 1998 included $1.9 million of non-cash compensation expense associated with the Company's performance share program. Selling, general and administrative expenses for the first quarter of fiscal year 1999 were in line with the Company's expectation of higher revenues.

     During the first quarter of fiscal year 1999, the Company recorded other credits of $5.0 million resulting from the sale of the operating assets of the Company's Millbury, Massachusetts facility to TIMET. In the first quarter of fiscal year 1998, the Company recorded other credits of $1.9 million resulting from the disposal of a building held for sale.

     Interest expense increased $0.6 million to $3.9 million in the first quarter of fiscal year 1999 compared to $2.9 million in the first quarter of fiscal year 1998. The increase results primarily from an issuance of $150.0 million of 8% Senior Notes offset by repayment of $84.7 million of 10 3/4% Senior Notes.

     The Company recorded a provision for income taxes of $4.5 million in the first quarter of fiscal year 1999. The provision was recorded net of a $1.4 million tax benefit related to reduction in the tax asset reserve for the capital loss related to the Company's investment in an Australian joint venture. The Company recorded a provision for income taxes of $6.7 million in the first quarter of fiscal year 1998.

     Net income was $11.9 million, or $.32 per share (diluted), in the first quarters of fiscal year 1999 and 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $1.7 million to $66.3 million at August 31, 1998 from $64.6 million at May 31, 1998 resulted primarily from cash provided by operating activities of $10.6 million, issuance of common stock of $0.9 million in connection with employee compensation and benefit plans and $5.3 million of proceeds from the sale of fixed assets, offset by capital expenditures of $12.6 million, use of $0.2 million in other, net investing activities and $2.3 million payment to Cooper Industries, Inc. ("Cooper"). The $2.3 million payment to Cooper was the final payment made in accordance with the Company's promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994.

     The increase in the Company's working capital of $6.6 million to $230.4 million at August 31, 1998 from $223.8 million at May 31, 1998 resulted primarily from (in millions):

Net Income                                   $11.9
Decrease in:
  Long-term restructuring, integration
    disposal and environmental                (0.2)
  Long-term benefit liabilities               (0.6)
  Deferred taxes and other                    (0.1)
Increase in:
  Intangible and other assets                 (1.9)
  Long-term debt                               2.6
  Property, plant and equipment, net          (6.3)
  Other changes in stockholders' equity        0.9
  Issuance of common stock                     0.3
     Increase in working capital             $ 6.6

     Earnings before interest, taxes, depreciation, amortization and other charges (credits) ("EBITDA") decreased $3.3 million to $21.7 million in the first quarter of fiscal year 1999 from $25.0 million in the first quarter of fiscal year 1998. The decrease in EBITDA reflects the impact of production inefficiencies relating to the re-commissioning of the Company's 29,000 ton press.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES, Continued

     As of May 31, 1998, the Company estimated the remaining cash requirements for the 1997 restructuring to be $3.7 million. Of such amount, the Company expects to spend approximately $2.5 million during fiscal year 1999 and $1.2 million thereafter. In the first quarter of fiscal year 1999, spending related to the 1997 restructuring amounted to $0.7 million.

     The Company expects to spend $2.0 million in fiscal year
1999 and $14.5 million thereafter on non-capitalizable environmental activities. In the first quarter of fiscal year
1999, $0.1 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost-effective operations, environmental projects and joint development programs with customers. In the first quarter of fiscal year 1999, capital expenditures amounted to $12.6 million and are expected to be approximately $40.0 to $45.0 million in fiscal year 1999.

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

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of August 31, 1998, the total availability under the Receivables Financing Program was $62.2 million, there were no borrowings and letters of credit amounting to $8.4 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 22, 1998. The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit and

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

guarantee limits of 1.0 million pounds sterling (approximately $1.6 million) each. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at August 31, 1998, Wyman-Gordon Limited had outstanding 1.0 million pounds sterling (approximately $1.6 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($66.3 million at August 31, 1998), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.


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


ACCOUNTING AND TAX MATTERS

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements. There is no material impact on earnings per share for the three months ended August 31, 1998 and 1997 calculated under SFAS 128.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


ACCOUNTING AND TAX MATTERS, Continued

     Effective June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the three month periods ended August 31, 1998 and 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The implementation of SFAS 131 will require the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. The Company is currently assessing the impact that the new standard will have on its financial statements. Implementation of this Standard is required for the year ending May 31, 1999.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements of Statement Nos. 87, "Employers' Accounting for Pensions", and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company is currently assessing the impact that the new standard will have on its financial statements. Implementation of this Standard is required for the year ending May 31, 1999.


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



YEAR 2000, Continued

     The Company's overall Year 2000 project approach and status is as follows:

                                                  ESTIMATED
     DESCRIPTION                    STAGE OF      TIMETABLE FOR
     OF APPROACH                   COMPLETION     COMPLETION
Computer Systems:
  Assess systems for possible
    Year 2000 impact                 100%         Completed
  Modify or replace non-compliant
    systems                           50%         May 31, 1999
  Test systems with system clocks
    set at current date               50%         May 31, 1999
  Test systems off-line with
    system clocks set at various
    Year 2000 related critical
    dates                             10%         May 31, 1999
Plant Equipment:
  Computer-dependent plant
    equipment assessment and
    compliance procedures
    performed                         20%         May 31, 1999

     The Company has completed a comprehensive inventory of substantially all computer systems and programs. All hardware required for stand alone testing of systems has been installed in order to perform off-line testing for Year 2000 program compliance. The Company has identified all software supplied by outside vendors that are not Year 2000 compliant. With respect to approximately 95% of such non-compliant software the Company has acquired the most recent release and is currently testing such versions for Year 2000 compliance. All software developed in-house has been reviewed and necessary modifications have been completed and are in the final stages of testing.

     In addition to assessing the Company's Year 2000 readiness, the Company has contacted and sent questionnaires regarding Year 2000 readiness to most of its suppliers. Over 70% have responded thus far and the majority of the Company's top suppliers believe they will be Year 2000 compliant prior to December 31, 1999. Detailed audits of the Company's key suppliers are currently being coordinated in order to assess their Year 2000 systems readiness.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

YEAR 2000, Continued

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Year 2000 project is 50% complete and the Company anticipates completing the project by mid-1999. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. The Company is uncertain of the cost of making its computer-dependent plant equipment Year 2000 compliant due to the early stages of this part of the Year 2000 computer project. The estimated cost of the Year 2000 computer project, including software modifications, consultants, replacement costs for non-compliant systems and internal personnel costs, based on presently available information, is not material to the financial operations of the Company and is estimated at approximately $0.8 million. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 computer issue could have a material impact on the operations of the Company.

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

     OSHA conducted an investigation of the accident.  On June
18, 1997, WGFI reached an agreement with OSHA settling citations resulting from the accident.

     The injured workers and the decedents' families have asserted claims against the Company and WGFI. WGFI has also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from two current employees. See Note F on page 8 for further discussion.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Three Months
                Ended August 31, 1998.

(b)  On August 11, 1998, the Company filed a Form 8-K with the
     Commission to report that it and Titanium Metals Corporation completed a transaction in which the parties have combined their respective titanium castings businesses into a jointly-owned venture.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  10/9/98           By: /S/ EDWARD J. DAVIS
                                 Edward J. Davis
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:  10/9/98           By: /S/ JEFFREY B. LAVIN
                                 Jeffrey B. Lavin
                             Corporate Controller