Form 10-Q
period 1998-11-30
WYMAN GORDON CO
filed 1999-01-11
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                       NOVEMBER 30, 1998
  Common Stock, $1 Par Value          36,509,804

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            THREE MONTHS ENDED  SIX MONTHS ENDED
                            NOV. 30,  NOV. 30,  NOV. 30,  NOV. 30,
                              1998      1997      1998      1997
                            (000's omitted, except per share data)
Revenue                     $238,829  $189,370  $428,493  $369,378

Less:
  Cost of goods sold         197,551   157,422   358,618   304,185
  Selling, general and
    administrative expenses   14,358    13,177    27,839    26,572
  Other charges(credits)           -    (3,000)   (5,000)   (4,900)
                             211,909   167,599   381,457   325,857


Income from operations        26,920    21,771    47,036    43,521

Other deductions:
  Interest expense             3,562     2,791     7,093     5,682
  Miscellaneous, net             211       392       465       722
                               3,773     3,183     7,558     6,404

Income before income taxes    23,147    18,588    39,478    37,117
Provision for income taxes     8,101     5,252    12,581    11,922

Net income                  $ 15,046  $ 13,336  $ 26,897  $ 25,195

Net income per share:

  Basic                     $    .41  $    .37  $   .74   $    .70
  Diluted                   $    .41  $    .36  $   .73   $    .67

Shares used to compute
  net income per share:

  Basic                       36,545    36,364    36,541    36,258
  Diluted                     37,015    37,495    37,085    37,500






     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           NOVEMBER 30,  MAY 31,
                                              1998        1998
                                           (Unaudited)
                                               (000's omitted)
ASSETS

  Cash and cash equivalents                $ 74,451     $ 64,561
  Accounts receivable                       153,298      124,658
  Inventories                               135,367      133,134
  Prepaid expenses                            8,138        6,710
     Total current assets                   371,254      329,063

  Property, plant and equipment, net        209,208      197,363
  Intangible and other assets                28,085       25,184
     Total assets                          $608,547     $551,610

LIABILITIES

  Borrowings due within one year           $    559     $  3,017
  Accounts payable                           86,881       51,590
  Accrued liabilities and other              45,390       50,692
     Total current liabilities              132,830      105,299

  Restructuring, integration, disposal
   and environmental                         16,906       17,314
  Long-term debt                            165,283      162,573
  Pension liability                           2,922        2,908
  Deferred income tax and other              13,960       14,066
  Postretirement benefits                    43,596       44,630
     Total liabilities                      375,497      346,790

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             27,913       28,037
  Retained earnings                         175,806      148,847
  Accumulated other comprehensive income      2,287        1,465
  Less treasury stock at cost
     November 30, 1998 - 542,916 shares
     May 31, 1998 - 543,077 shares          (10,009)     (10,582)
     Total stockholders' equity             233,050      204,820
     Total liabilities and stockholders'
       equity                              $608,547     $551,610


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              SIX MONTHS ENDED
                                         NOVEMBER 30,  NOVEMBER 30,
                                             1998          1997
                                              (000's omitted)
OPERATING ACTIVITIES:
  Net income                              $ 26,897     $ 25,195
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization          13,684       11,185
     Deferred income taxes                       -        6,500
     Gain on sale of operating assets       (5,000)           -
  Changes in assets and liabilities:
     Accounts receivable                   (28,665)      (5,741)
     Inventories                            (2,233)     (24,335)
     Prepaid expenses and other assets      (4,636)      (3,935)
     Accrued restructuring, integration
       disposal and environmental             (982)      (1,758)
     Income and other taxes payable          8,421          279
     Accounts payable and accrued
       and other liabilities                23,301      (13,846)
       Net cash provided (used) by
         operating activities               30,787       (6,456)

INVESTING ACTIVITIES:
  Capital expenditures                     (26,071)     (22,688)
  Proceeds from sale of fixed assets         5,591          471
  Other, net                                 1,435        1,169
       Net cash provided (used) by
         investing activities              (19,045)     (21,048)

FINANCING ACTIVITIES:
  Payment to Cooper Industries, Inc.        (2,300)      (2,300)
  Net proceeds from issuance of
    common stock                             1,812        8,683
  Repurchase of Common Stock                (1,364)      (4,603)
       Net cash provided (used) by
         financing activities               (1,852)       1,780

Increase (decrease) in cash                  9,890      (25,724)
Cash, beginning of year                     64,561       51,971
Cash, end of period                       $ 74,451     $ 26,247


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             November 30, 1998
                                (Unaudited)


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at November 30, 1998 and its results of operations and cash flows for the six months ended November 30, 1998 and November 30, 1997. All such adjustments are of a normal recurring nature.

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


NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements. There is no material impact on earnings per share for the six months ended November 30, 1998 and 1997 calculated under SFAS 128.

     Effective June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the six month periods ended November 30, 1998 and 1997.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1998
                                (Unaudited)


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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements of Statement Nos. 87, "Employers' Accounting for Pensions", and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It does not change the measurement or recognition of those plans. Implementation of this Standard is required for the year ending May 31, 1999.


NOTE C - INVENTORIES

Inventories consisted of:

                           NOVEMBER 30, 1998    MAY 31, 1998
                                      (000's omitted)
     Raw material              $ 42,750            $ 50,050
     Work-in-process             97,575              92,136
     Other                        3,839               4,221
                                144,164             146,407
     Less progress payments      (8,797)            (13,273)
                               $135,367            $133,134

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at November 30, 1998 and May 31, 1998.

     There were no LIFO inventory credits or charges to cost of goods sold in the three and six months ended November 30, 1998 or November 30, 1997.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1998
                                (Unaudited)


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


NOTE E - NET INCOME PER SHARE

     There were no adjustments required to be made to net income for purposes of computing basic and diluted net income per share.
A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                         THREE MONTHS ENDED   SIX MONTHS ENDED
                         NOV. 30,   NOV. 30,  NOV. 30,   NOV. 30,
                           1998       1997      1998       1997
Shares used to compute
  basic net income per
  share                  36,545     36,364    36,541     36,258

Dilutive effect of
  stock options             470      1,131       544      1,242

Shares used to compute
  diluted net income
  per share              37,015     37,495    37,085     37,500

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1998
                                (Unaudited)

NOTE F - STOCKHOLDER'S EQUITY

     On October 21, 1998, the Company's Board of Directors unanimously adopted a shareholder rights agreement under which preferred share purchase rights were distributed as a dividend on shares of Wyman-Gordon Company's common stock. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock or the determination by the Board of Directors that any person is an "Adverse Person." Each right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share of Series B Junior Participating Cumulative Preferred Stock, at a cash exercise price of $75 per unit. The dividend distribution was made on November 30, 1998, payable to stockholders of record on that date. The rights will expire on November 30, 2008, subject to earlier redemption or exchange by Wyman-Gordon Company as described in the plan. The rights distribution is not taxable to stockholders.

     On August 28, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 2 million shares of Wyman-Gordon Company's common stock. The shares may be purchased from time-to-time in the open market. As of November 30, 1998, the Company had purchased 200,000 shares under this program.


NOTE G - COMMITMENTS AND CONTINGENCIES

     At November 30, 1998, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

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

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1998
                                (Unaudited)


NOTE G - COMMITMENTS AND CONTINGENCIES, Continued

     The Company had foreign exchange contracts totaling approximately $32,948,000 at November 30, 1998. These contracts hedge certain normal operating purchase and sales transactions. The foreign exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three and six months ended November 30, 1998 and November 30, 1997 were not material.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc.
("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others were injured.

     The injured workers and the decedents' families have asserted claims against the Company and WGFI. Both the Company and WGFI have also received claims from several employees of a subcontractor claiming to have been injured at the time of the accident as well as from another WGFI employee who was not a member of the crew.

     To date, the Company and WGFI have settled all claims of four of the decedents' families on terms acceptable to the Company and its insurance carriers. The Company and WGFI have also settled most of the claims of the subcontractor employees. The Company thus far has been unable to achieve settlements with the other claimants, and on October 24, 1997 a lawsuit was filed in the District Court of Harris County, Texas, on behalf of three of the decedents' families against the Company, WGFI and Cooper-Cameron Corporation. Three WGFI employees, a person claiming to be a child of the eighth decedent, and three subcontractor employees have subsequently filed lawsuits against the Company, WGFI and Cooper-Cameron Corporation. Trial of the principal lawsuit is currently set for January 25, 1999. The Texas statute of limitations for the bringing of additional claims has expired, but the statute contains exceptions, such as for minors, that would enable claimants to commence lawsuits in the future.

     In general under Texas statutory law, an employee's exclusive remedy against an employer for an on-the-job injury is the benefits of the Texas Workers' Compensation Act. WGFI, the employer of the deceased employees, has workers' compensation insurance coverage and the injured employees and beneficiaries of the deceased employees are receiving workers' compensation payments. Under applicable law, however, statutory beneficiaries

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1998
                                (Unaudited)


NOTE G - COMMITMENTS AND CONTINGENCIES, Continued

of WGFI employees killed in the course and scope of their employment may recover punitive (but not compensatory) damages in excess of workers compensation benefits. However, to do so, they must prove that the employer was grossly negligent. The protection of the workers compensation exclusive remedy provision may not extend to the Company as parent corporation of WGFI. Therefore, with regard to the October 24, 1997 lawsuit and any future lawsuits brought on behalf of those killed or injured in the Houston accident or their families against the Company, if
(i) the court finds that the Company had a legal duty to WGFI and its employees, (ii) the evidence supports a finding that the Company acted negligently in its duty to WGFI and its employees and (iii) such negligence had a causal connection with the accident, the plaintiffs might be able to recover compensatory damages against the Company. If it is shown that the Company's conduct amounted to gross neglect, and that conduct is found to be a cause of the accident, the plaintiffs may be able to recover punitive damages against the Company.

     It is not possible at this time to determine the extent, if any, to which WGFI or the Company could be held liable in connection with the accident. While the Company maintains general liability and employer's liability insurance for itself and its subsidiaries under various policies and has tendered the defense of the various claims to its insurance carriers, there can be no assurance that the full insurance coverage will be available or that the pending and threatened claims can be settled for an aggregate amount within insurance coverage limits. The Company anticipates that, as with the currently pending lawsuits, any additional lawsuits will include claims for alleged compensatory as well as punitive damages that in the aggregate could substantially exceed the Company's available insurance coverage. The Company intends to vigorously defend all lawsuits that have been or may be filed relating to the accident.
However, if one or more such lawsuits were to be prosecuted successfully by the plaintiffs and a judgment were to be obtained by one or more plaintiffs in such lawsuits and sustained on appeal, litigation costs, including the cost of pursuing any appeals, and the cost of paying such a judgment, to the extent not covered by insurance, could have a material adverse effect on the Company's financial condition and the results of operations, particularly if any such judgment includes awards for punitive damages.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             November 30, 1998
                                (Unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES, Continued

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


NOTE H - OTHER CHARGES (CREDITS)

     In the six months ended November 30, 1998, the Company recorded other credits of $5,000,000 resulting from the sale of the operating assets of the Company's Millbury, Massachusetts vacuum remelting facility which produced titanium ingots for further processing into finished forgings to Titanium Metals Corporation "TIMET".

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



RECENT DEVELOPMENTS

     On December 18, 1998, the Company's shares commenced trading on the New York Stock Exchange under the ticker symbol "WYG".

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         NOVEMBER 30, 1998   NOVEMBER 30, 1997
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $203,964    85%     $153,305    81%
Energy                     30,412    13%       28,602    15%
Other                       4,453     2%        7,463     4%
                         $238,829   100%     $189,370   100%

                                   SIX MONTHS ENDED
                         NOVEMBER 30, 1998   NOVEMBER 30, 1997
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $354,473    83%     $299,052    81%
Energy                     61,312    14%       55,269    15%
Other                      12,708     3%       15,057     4%
                         $428,493   100%     $369,378   100%

RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1998
("second quarter of fiscal year 1999") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1997 ("second quarter of fiscal year 1998")

     The Company's revenue increased 26.1% to $238.8 million in the second quarter of fiscal year 1999 from $189.4 million in the second quarter of fiscal year 1998 due to increased throughput at the Company's Houston and Grafton facilities as a result of recent equipment refurbishment and enhancements to, and reorganization of, the Grafton facility. Furthermore, a portion of the increase in revenue is attributable to the acquisition of International Extruded Products ("IXP") in April, 1998 and entering into a castings joint venture with TIMET in July, 1998. These revenue increases during the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998 are reflected by market as follows: a $50.7 million (33.0%) increase in aerospace, a $1.8 million (6.3%) increase in energy and a $3.0 million (40.3%) decrease in other. The increase in aerospace market revenues were the result of an increase in aerospace turbine sales volume due to significant throughput

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1998
("second quarter of fiscal year 1999") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1997 ("second quarter of fiscal year 1998")
(Continued)

improvements on the Company's 29,000 ton press, increased structural sales generated from the joint venture with TIMET and throughput improvements generated from the reorganization of the Grafton facility. The increase in energy revenue was a result of higher shipments of extruded pipe, produced by IXP, during the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998. Revenues in the second quarter of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog continues to be strong with $900.1 million at November 30, 1998 compared to $1,030.1 million at May 31, 1998 and $973.4 million at November 30, 1997. The Company attributes the decrease from May 31, 1998 to November 30, 1998 to the following factors: 1.) customer required adjustments to build rates; 2.) reduction in lead times in the supply chain; 3.) initiatives by customers to reduce inventory levels. The Company anticipates a decline in backlog since it does not expect to receive customer orders at the same rates as in the recent past. Additionally, the Company believes that capacity enhancements, equipment refurbishments and additions installed by the Company will enable the Company to meet its customer demands more timely. Of the Company's total current backlog, $700.6 million is shippable in the next twelve months. Because of the additional production capacity generated from equipment enhancements, refurbishments and additions, the Company believes that it will be able to fulfill those twelve-month requirements.

     The Company's gross margin was 17.3% in the second quarter of fiscal year 1999 as compared to 16.9% in the second quarter of fiscal year 1998. The increase in gross margin is the result of significant throughput improvements and increased production efficiency from the Company's Houston, Grafton and Worcester facilities as a result of recent equipment repairs and enhancements and reorganization of the Company's Grafton facility. Although gross margins improved in the second quarter of fiscal year 1999, they were negatively impacted by lower margins generated in the Company's Livingston, Scotland forging plant. Gross margin in the second quarter of fiscal year 1998 was negatively affected by production inefficiency costs related to personnel additions and the re-installation and start-up of two major forge presses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED NOVEMBER 30, 1998
("second quarter of fiscal year 1999") COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 1997 ("second quarter of fiscal year 1998")
(Continued)

     Selling, general and administrative expenses increased 9.0% to $14.4 million during the second quarter of fiscal year 1999 from $13.2 million during the second quarter of fiscal year 1998. Selling, general and administrative expenses as a percentage of revenues improved to 6.0% in the second quarter of fiscal year 1999 from 6.9% in the second quarter of fiscal year 1998. The improvement as a percent of revenues was primarily the result of higher revenues. The second quarter of fiscal year 1998 included $1.2 million of non-cash compensation expense associated with the Company's performance share program. Selling, general and administrative expenses for the second quarter of fiscal year 1999 were in line with the Company's higher revenues.

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

     Interest expense increased $0.8 million to $3.6 million in the second quarter of fiscal year 1999 compared to $2.9 million in the second quarter of fiscal year 1998. The increase results primarily from an issuance of $150.0 million of 8% Senior Notes offset by repayment of $84.7 million of 10 3/4% Senior Notes.

     The Company recorded a provision for income taxes of $8.1 million in the second quarter of fiscal year 1999. The Company recorded a provision for income taxes of $5.3 million in the second quarter of fiscal year 1998.

     Net income was $15.0 million, or $.41 per share (diluted), in the second quarter of fiscal year 1999 and $13.3 million, or $.36 per share (diluted), in the second quarter of fiscal year 1998.



RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1998 ("first six months of fiscal year 1999") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1997 ("first six months of fiscal year 1998")

     The Company's revenue increased 16.0% to $428.5 million in the first six months of fiscal year 1999 from $369.4 million in the first six months of fiscal year 1998 due to increased throughput at the Company's Houston and Grafton facilities as a result of recent equipment refurbishment and enhancements to, and reorganization of, the Grafton facility. Furthermore, a portion of the increase in revenue is attributable to the acquisition of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1998 ("first six months of fiscal year 1999") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1997 ("first six months of fiscal year 1998")
(Continued)

IXP in April, 1998 and entering into a castings joint venture with TIMET in July, 1998. These revenue increases during the first six months of fiscal year 1999 as compared to the first six months of fiscal year 1998 are reflected by market as follows: a $55.4 million (18.5%) increase in aerospace, a $6.0 million (10.9%) increase in energy and a $2.3 million (15.6%) decrease in other. The increase in aerospace market revenues was the result of an increase in aerospace turbine sales volume due to significant throughput improvements on the Company's 29,000 ton press, increased structural sales from the joint venture with TIMET and throughput improvements generated from the reorganization of the Grafton facility. Although aerospace revenues were higher during the first six months of fiscal year 1999 compared to the first six months of fiscal year 1998, aerospace revenues were negatively impacted in the first three months of fiscal year 1999 by the overhang of production inefficiencies relating to the recent re-commissioning of the Company's 29,000 ton press. The increase in energy revenue was a result of higher shipments of extruded pipe, produced by IXP, during the first six months of fiscal year 1999 as compared to the first six months of fiscal year 1998. Revenues in the first six months of fiscal year 1998 were limited due to lower than anticipated productivity of equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog continues to be strong with $900.1 million at November 30, 1998 compared to $1,030.1 million at May 31, 1998 and $973.4 million at November 30, 1997. The Company attributes the decrease from May 31, 1998 to November 30, 1998 to the following factors: 1.) customer required adjustments to build rates; 2.) reduction in lead times in the supply chain; 3.) initiatives by customers to reduce inventory levels. The Company anticipates a decline in backlog since it does not expect to receive customer orders at the same rates as in the recent past. Additionally, the Company believes that capacity enhancements, equipment refurbishments and additions installed by the Company will enable the Company to meet its customer demands more timely. Of the Company's total current backlog, $700.6 million is shippable in the next twelve months. Because of the additional production capacity generated from equipment enhancements, refurbishments and additions, the Company believes that it will be able to fulfill those twelve-month requirements.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1998 ("first six months of fiscal year 1999") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1997 ("first six months of fiscal year 1998")
(Continued)

     The Company's gross margin was 16.3% in the first six months of fiscal year 1999 as compared to 17.7% in the first six months of fiscal year 1998. The Company has estimated that gross margin in the first six months of fiscal year 1999 was negatively affected by approximately 0.7% as a result of production inefficiencies resulting from the recent re-commissioning of the Company's 29,000 ton press. Additionally, gross margins in the first six months of fiscal year 1999 were negatively impacted by production inefficiencies at the Company's Groton, Connecticut casting plant and lower margins generated in the Livingston, Scotland forging plant. Gross margin in the first six months of fiscal year 1998 was negatively affected by production inefficiency costs related to personnel additions and the re-installation and start-up of two major forge presses.

     Selling, general and administrative expenses increased 4.8% to $27.8 million during the first six months of fiscal year 1999 from $26.6 million during the first six months of fiscal year 1998. Selling, general and administrative expenses as a percentage of revenues improved to 6.5% in the first six months of fiscal year 1999 from 7.2% in the first six months of fiscal year 1998. The first six months of fiscal year 1998 included $3.0 million of non-cash compensation expense associated with the Company's performance share program. Selling, general and administrative expenses for the first six months of fiscal year 1999 were in line with the Company's expectation of higher revenues.

     During the first six months of fiscal year 1999, the Company recorded other credits of $5.0 million resulting from the sale of the operating assets of the Company's Millbury, Massachusetts facility to TIMET.

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

     Interest expense increased $1.4 million to $7.1 million in the first six months of fiscal year 1999 compared to $5.7 million in the first six months of fiscal year 1998. The increase results primarily from an issuance of $150.0 million of 8% Senior Notes offset by repayment of $84.7 million of 10 3/4% Senior Notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 1998 ("first six months of fiscal year 1999") COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1997 ("first six months of fiscal year 1998")
(Continued)

     The Company recorded a provision for income taxes of $12.6 million in the first six months of fiscal year 1999. The provision was recorded net of a $1.4 million tax benefit related to reduction in the tax asset reserve for the capital loss related to the Company's investment in an Australian joint venture. The Company recorded a provision for income taxes of $11.9 million in the first six months of fiscal year 1998.

     Net income was $26.9 million, or $.73 per share (diluted), in the first six months of fiscal year 1999 and $25.2 million, or $.67 per share (diluted), in the first six months of fiscal year
1998.

LIQUIDITY AND CAPITAL RESOURCES

     The $9.9 million increase in the Company's cash to $74.5 million at November 30, 1998 from $64.6 million at May 31, 1998 resulted primarily from cash provided by operating activities of $30.8 million, issuance of common stock of $1.8 million in connection with employee compensation and benefit plans, $5.6 million of proceeds from the sale of fixed assets and $1.4 million generated from other, net investing activities, offset by capital expenditures of $26.0 million, $1.4 million repurchase of common stock and $2.3 million payment to Cooper Industries, Inc. ("Cooper"). The $2.3 million payment to Cooper was the final payment made in accordance with the Company's promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994.

     The $14.6 million increase in the Company's working capital to $238.4 million at November 30, 1998 from $223.8 million at May
31, 1998 resulted primarily from (in millions):

Net Income                                   $ 26.9
Decrease in:
  Long-term restructuring, integration
    disposal and environmental                 (0.4)
  Long-term benefit liabilities                (1.0)
  Deferred taxes and other                     (0.1)
Increase in:
  Intangible and other assets                  (2.9)
  Long-term debt                                2.7
  Property, plant and equipment, net          (11.8)
  Other changes in stockholders' equity         0.8
  Issuance of common stock                      0.4
     Increase in working capital             $ 14.6

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

     Earnings before interest, taxes, depreciation, amortization and other charges (credits) ("EBITDA") increased $6.2 million to $55.3 million in the first six months of fiscal year 1999 from $49.1 million in the first six months of fiscal year 1998. The increase in EBITDA reflects increased volume from significant throughput improvements and increased production efficiency from the Company's Houston, Grafton and Worcester facilities as a result of recent equipment repairs and enhancements and reorganization of the Company's Grafton facility.

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

     As of May 31, 1998, the Company estimated the remaining cash requirements for the 1997 restructuring to be $3.7 million. Of such amount, the Company expects to spend approximately $2.5 million during fiscal year 1999 and $1.2 million thereafter. In the first six months of fiscal year 1999, spending related to the 1997 restructuring amounted to $0.7 million.

     The Company expects to spend $1.2 million in fiscal year
1999 and $15.3 million thereafter on non-capitalizable environmental activities. In the first six months of fiscal year
1999, $0.2 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost-effective operations, environmental projects and joint development programs with customers. In the first six months of fiscal year 1999, capital expenditures amounted to $26.0 million and are expected to be approximately $40.0 to $45.0 million in fiscal year 1999.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of November 30, 1998, the total availability under the Receivables Financing Program was $56.7 million, there were no borrowings and letters of credit amounting to $8.3 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 22, 1998. The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit and guarantee limits of 1.0 million pounds sterling (approximately $1.6 million) each. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at November 30, 1998. Wyman-Gordon Limited had outstanding 1.0 million pounds sterling (approximately $1.6 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($74.5 million at November 30, 1998), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)



ACCOUNTING AND TAX MATTERS

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements. There is no material impact on earnings per share for the six month periods ended November 30, 1998 and 1997 calculated under SFAS 128.

     Effective June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the six month periods ended November 30, 1998 and 1997.

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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 standardizes disclosure requirements of Statement Nos. 87, "Employers' Accounting for Pensions", and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It does not change the measurement or recognition of those plans. Implementation of this Standard is required for the year ending May 31, 1999.

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

     The Company's overall Year 2000 project approach and status is as follows:

                                                  ESTIMATED
     DESCRIPTION                    STAGE OF      TIMETABLE FOR
     OF APPROACH                   COMPLETION     COMPLETION
Computer Systems:
  Assess systems for possible
    Year 2000 impact                 100%         Completed
  Modify or replace non-compliant
    systems                           60%         May 31, 1999
  Test systems with system clocks
    set at current date               60%         May 31, 1999
  Test systems off-line with
    system clocks set at various
    Year 2000 related critical
    dates                             60%         May 31, 1999
Plant Equipment:
  Computer-dependent plant
    equipment assessment and
    compliance procedures
    performed                         40%         May 31, 1999

     The Company has completed a comprehensive inventory of substantially all computer systems and programs. All hardware required for stand alone testing of systems has been installed in order to perform off-line testing for Year 2000 program compliance. The Company has identified all software supplied by outside vendors that is not Year 2000 compliant. With respect to approximately 95% of such non-compliant software the Company has acquired the most recent release and is currently testing such versions for Year 2000 compliance. All software developed in-house has been reviewed and necessary modifications are in process.

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

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Year 2000 project is 50% complete and the Company anticipates completing the project by mid-1999. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. The Company estimates it will cost approximately $1.6 million to make its computer-dependent plant equipment Year 2000 compliant. The total estimated cost of the Year 2000 computer project, including software modifications, consultants, replacement costs for non-compliant systems and internal personnel costs, based on presently available information, is not material to the financial operations of the Company and is estimated at approximately $2.4 million. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 computer issue could have a material impact on the operations of the Company.

     The Company is currently assessing Year 2000 contingency plans. The Company has multiple business systems at different locations. In case of the failure of a system at one location, the Company's contingency plan is to evaluate the use of an alternate compliant business system at another location. The Company will continue to assess possible contingency plan solutions.

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


OTHER MATTERS

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc.
("WGFI"), a wholly-owned subsidiary of the Company.   See Note G on
page 8 for further discussion.

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Six Months Ended
                November 30, 1998

(b)  On December 4, 1998, the Company filed a Form 8-A with the
     Commission to report the change of its shares listing from NASDAQ to the NYSE commencing December 18, 1998.

     On October 29, 1998, the Company filed a Form 8-K with the
     Commission to report the adoption of certain amendments to the Company's By-laws and a Shareholder Rights Agreement.

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



                         WYMAN-GORDON COMPANY




Date:  1/11/99           By: /S/ EDWARD J. DAVIS
                                 Edward J. Davis
                            Vice President,
                            Chief Financial Officer
                            and Treasurer




Date:  1/11/99           By: /S/ DAVID J. SULZBACH
                                 David J. Sulzbach
                             Vice President,
                             Finance and Corporate Controller