Form 10-Q
period 1999-02-28
WYMAN GORDON CO
filed 1999-04-13
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                       FEBRUARY 28, 1999
  Common Stock, $1 Par Value          35,464,254

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                            THREE MONTHS ENDED  NINE MONTHS ENDED
                            FEB. 28,  FEB. 28,  FEB. 28,  FEB. 28,
                              1999      1998      1999      1998
                            (000's omitted, except per share data)
Revenue                     $211,223  $181,764  $639,716  $551,142

Less:
  Cost of goods sold         188,506   159,229   547,125   463,415
  Selling, general and
    administrative expenses   14,650    12,958    42,488    39,529
  Other charges(credits)      18,990         -    13,990    (4,900)
                             222,146   172,187   603,603   498,044

Income(loss)from operations  (10,923)    9,577    36,113    53,098

Other deductions:
  Interest expense             3,549     3,319    10,642     8,999
  Miscellaneous, net             148        66       612       790
                               3,697     3,385    11,254     9,789
Income (loss) before
  income taxes               (14,620)    6,192    24,859    43,309
Provision (benefit) for
  income taxes                (5,263)    2,229     7,318    14,151
Income (loss) before
  extraordinary item          (9,357)    3,963    17,541    29,158
Extraordinary item - net of
  income tax benefit of
  $2,920,306                       -    (5,192)        -    (5,192)

Net income (loss)           $ (9,357) $ (1,229) $ 17,541  $ 23,966

Basic net income per share:
  Income (loss) before
    extraordinary item      $   (.26) $    .11  $    .48  $    .80
  Net income (loss)         $   (.26) $   (.03) $    .48  $    .66

Diluted net income per share:
  Income (loss) before
    extraordinary item      $   (.26) $    .11  $    .48  $    .78
  Net income (loss)         $   (.26) $   (.03) $    .48  $    .64

Shares used to compute
  net income per share:
  Basic                       35,995    36,314    36,326    36,279
  Diluted                     35,995    37,074    36,798    37,360

     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           FEBRUARY 28,  MAY 31,
                                              1999        1998
                                           (Unaudited)
                                               (000's omitted)
ASSETS

  Cash and cash equivalents                $ 61,630     $ 64,561
  Accounts receivable                       144,311      124,658
  Inventories                               116,719      133,134
  Prepaid expenses                            8,031        6,710
     Total current assets                   330,691      329,063

  Property, plant and equipment, net        211,557      197,363
  Intangible and other assets                29,018       25,184
     Total assets                          $571,266     $551,610

LIABILITIES

  Borrowings due within one year           $    963     $  3,017
  Accounts payable                           62,121       51,590
  Accrued liabilities and other              56,139       50,692
     Total current liabilities              119,223      105,299

  Restructuring, integration, disposal
   and environmental                         16,662       17,314
  Long-term debt                            164,438      162,573
  Pension liability                           2,893        2,908
  Deferred income tax and other              13,830       14,066
  Postretirement benefits                    42,579       44,630
     Total liabilities                      359,625      346,790

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             27,491       28,037
  Retained earnings                         166,450      148,847
  Accumulated other comprehensive income        550        1,465
  Less treasury stock at cost
     February 28, 1999 - 1,588,466 shares
     May 31, 1998 - 543,077 shares          (19,903)     (10,582)
     Total stockholders' equity             211,641      204,820
     Total liabilities and stockholders'
       equity                              $571,266     $551,610


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              NINE MONTHS ENDED
                                         FEBRUARY 28,  FEBRUARY 28,
                                             1999          1998
                                              (000's omitted)
OPERATING ACTIVITIES:
  Net income                              $ 17,541     $ 23,966
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Extraordinary loss on debt
       retirement                                -        5,192
     Depreciation and amortization          20,518       17,172
     Deferred income taxes                       -        6,500
     Gain on sale of operating assets       (5,000)           -
     Other charges                          23,145            -
  Changes in assets and liabilities:
     Accounts receivable                   (19,678)      (8,626)
     Inventories                            16,415      (48,009)
     Prepaid expenses and other assets      (5,638)        (371)
     Accrued restructuring, integration
       disposal and environmental           (3,083)      (2,520)
     Income and other taxes payable         (4,384)      (1,195)
     Accounts payable and accrued
       other liabilities                      (339)     (11,400)
       Net cash provided (used) by
         operating activities               39,497      (19,291)

INVESTING ACTIVITIES:
  Capital expenditures                     (37,927)     (32,755)
  Proceeds from sale of fixed assets         5,684          660
  Other, net                                 1,983          752
       Net cash provided (used) by
         investing activities              (30,260)     (31,343)

FINANCING ACTIVITIES:
  Payment to Cooper Industries, Inc.        (2,300)      (2,300)
  Net borrowings (repayments) of debt            -       55,043
  Net proceeds from issuance of
    common stock                             3,234        9,784
  Repurchase of Common Stock               (13,102)      (4,603)
       Net cash provided (used) by
         financing activities              (12,168)      57,924

Increase (decrease) in cash                 (2,931)       7,290
Cash, beginning of year                     64,561       51,971
Cash, end of period                       $ 61,630     $ 59,261

     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             February 28, 1999
                                (Unaudited)


NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at February 28, 1999 and its results of operations and cash flows for the nine months ended February 28, 1999 and February 28, 1998. All such adjustments are of a normal recurring nature.

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


NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS

     Effective June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the nine month periods ended February 28, 1999 and 1998.

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

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1999
                                (Unaudited)


NOTE B - ADOPTION OF RECENT ACCOUNTING STANDARDS, Continued

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


NOTE C - INVENTORIES

Inventories consisted of:

                           FEBRUARY 28, 1999    MAY 31, 1998
                                      (000's omitted)
     Raw material              $ 35,951            $ 50,050
     Work-in-process             85,325              92,136
     Other                        2,363               4,221
                                123,639             146,407
     Less progress payments      (6,920)            (13,273)
                               $116,719            $133,134

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $18,262,000 higher than reported at February 28, 1999 and May 31, 1998.

     There were no LIFO inventory credits or charges to cost of goods sold in the three and nine months ended February 28, 1999 or February 28, 1998.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1999
                                (Unaudited)


NOTE D - NET INCOME PER SHARE

     There were no adjustments required to be made to net income
(loss) for purposes of computing basic and diluted net income per share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                         THREE MONTHS ENDED   NINE MONTHS ENDED
                         FEB. 28,   FEB. 28,  FEB. 28,   FEB. 28,
                           1999       1998      1999       1998
                                     (000's omitted)
Shares used to compute
  basic net income per
  share                  35,995     36,314    36,326     36,279

Dilutive effect of
  stock options               -        760       472      1,081

Shares used to compute
  diluted net income
  per share              35,995     37,074    36,798     37,360


NOTE E - STOCKHOLDER'S EQUITY

     On October 21, 1998, the Company's Board of Directors unanimously adopted a shareholder rights agreement under which preferred share purchase rights were distributed as a dividend on shares of the Company's common stock. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock or the determination by the Board of Directors that any person is an "Adverse Person." Each right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share of Series B Junior Participating Cumulative Preferred Stock, at a cash exercise price of $75 per unit. The dividend distribution was made on November 30, 1998, payable to stockholders of record on that date. The rights will expire on November 30, 2008, subject to earlier redemption or exchange by Wyman-Gordon Company as described in the plan. The rights distribution is not taxable to stockholders.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1999
                                (Unaudited)


NOTE E - STOCKHOLDER'S EQUITY, Continued

     On August 28, 1998, the Company's Board of Directors authorized a stock repurchase program to acquire up to 2 million shares of Wyman-Gordon Company's common stock. As of February 28, 1999, the Company had purchased 1.3 million shares under this program. Since the original authorization, the Board of Directors authorized a 2.0 million share increase in the repurchase program and 2.7 million shares are now available for repurchase.


NOTE F - COMMITMENTS AND CONTINGENCIES

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

     The Company had foreign exchange contracts totaling approximately $27,283,000 at February 28, 1999. These contracts hedge certain normal operating purchase and sales transactions. The foreign exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three and nine months ended February 28, 1999 and February 28, 1998 were not material.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc.
("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed and two others were injured.

     The injured workers and the decedents' families have brought lawsuits against the Company and WGFI. Both the Company and WGFI have also been named as defendants in lawsuits brought by several employees of a subcontractor claiming to have been injured at the time of the accident as well as from another WGFI employee who was not a member of the crew.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1999
                                (Unaudited)


NOTE F - COMMITMENTS AND CONTINGENCIES, Continued

     The Company and WGFI have settled the claims of four decedents' families and various other claimants on terms acceptable to the Company and its insurance carriers. Recently, the Company reached agreement with the families of three additional decedents and an injured employee which represents the major portion of the unsettled claims. Settlement of these claims is subject to the execution of mutually satisfactory releases.

     The amounts to be paid in settlement of all cases will exceed the Company s available liability insurance for the period covering the December 22, 1996 accident. The Company has recorded a charge of $13.8 million in the third quarter of fiscal year 1999 to cover its share of the costs of defending the lawsuits and funding the agreed settlements and its best estimate of future defense and settlement costs. The Company believes that the charge it has recorded will be sufficient to cover such costs and that in the event the Company were required to make payments in excess of such charge, such payments would not be likely to have a material adverse impact on the Company s financial condition or results of operations, although no assurance as to the outcome or impact of the remaining litigation can be given.

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

     At February 28, 1999, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                             February 28, 1999
                                (Unaudited)


NOTE G - OTHER CHARGES (CREDITS)

     In the nine months ended February 28, 1999, the Company recorded other charges of $13,990,000. Such other charges include a charge of $13,800,000 to provide for the Company's best estimate of the combined current and future defense and settlement costs associated with the Houston industrial accident, $4,100,000 to provide for the costs of Company-wide workforce reductions, a charge of $1,090,000 to reduce the carrying value and dispose of certain assets of the Company's titanium Castings operations and a credit of $5,000,000 resulting from the sale of the operating assets of the Company's Millbury, Massachusetts vacuum remelting facility which produced titanium ingots for further processing into finished forgings to Titanium Metals Corporation "TIMET".

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

     Certain factors that might cause such differences include, but are not limited to, the following: The Company's ability to successfully negotiate long-term contracts with customers and raw materials suppliers at favorable prices and other terms acceptable to the Company, the Company's ability to obtain required raw materials to supply its customers on a timely basis and the cyclicality of the aerospace industry.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS, Continued


RECENT DEVELOPMENTS

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company. Due to recent settlement proceedings, the Company recorded a charge of $13.8 million during the third quarter of fiscal year 1999 to cover its share of the costs of defending the lawsuits, funding agreed settlements and its best estimate of future defense and settlement costs. See Note F on page 8 for further discussion.

     During the third quarter of fiscal year 1999, the Company also recorded the following one-time charges: a $5.8 million charge to cost of goods sold related to sales commitments under contractual agreements with certain customers that will result in losses, a $4.1 million charge to provide for the costs of company-wide workforce reductions and a $1.1 million charge to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations.

     During the first quarter of fiscal year 1999, the Company recorded a $5.0 million gain resulting from the sale of the operating assets of the Company's Millbury, Massachusetts facility to TIMET.

     Notwithstanding the impact of the items noted above, gross margin, net income (loss) and diluted earnings per share would have been as follows:

                   THREE MONTHS ENDED       NINE MONTHS ENDED
                    FEBRUARY 28, 1999       FEBRUARY 28, 1999
                      (000's omitted except per share data)
                              EXCLUDING                EXCLUDING
                              OTHER                    OTHER
                              CHARGES                  CHARGES
                              (CREDITS)                (CREDITS)
                              AND                      AND
                     AS       ONE-TIME       AS        ONE-TIME
                   STATED     CHARGES      STATED      CHARGES
Revenues          $211,223    $211,223    $639,716     $639,716

Gross margin      $ 22,717    $ 28,542    $ 92,591     $ 98,416

Net income (loss) $ (9,357)   $  6,521    $ 17,541     $ 30,219

Net income (loss)
  per diluted
  share           $   (.26)   $    .18    $    .48     $    .82

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         FEBRUARY 28, 1999   FEBRUARY 28, 1998
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $171,022    81%     $146,080    80%
Energy                     30,272    14%       27,554    15%
Other                       9,929     5%        8,130     5%
                         $211,223   100%     $181,764   100%

                                   NINE MONTHS ENDED
                         FEBRUARY 28, 1999   FEBRUARY 28, 1998
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $525,495    82%     $445,132    81%
Energy                     91,584    14%       82,823    15%
Other                      22,637     4%       23,187     4%
                         $639,716   100%     $551,142   100%

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1999
("third quarter of fiscal year 1999") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1998 ("third quarter of fiscal year 1998")

     The Company's revenue increased 16.2% to $211.2 million in the third quarter of fiscal year 1999 from $181.8 million in the third quarter of fiscal year 1998 due to increased throughput at the Company's Houston and Grafton facilities as a result of recent equipment refurbishment and enhancements. Furthermore, a portion of the increase in revenue is attributable to the acquisition of International Extruded Products ("IXP") in April, 1998 and entering into a castings joint venture with TIMET in July, 1998. These revenue increases during the third quarter of fiscal year 1999 as compared to the third quarter of fiscal year 1998 are reflected by market as follows: a $24.9 million (17.1%) increase in aerospace, a $2.7 million (9.9%) increase in energy and a $1.8 million (22.1%) increase in other. The increase in aerospace market revenues was the result of an increase in aerospace turbine sales volume due to significant throughput

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1999
("third quarter of fiscal year 1999") COMPARED TO THREE MONTHS
ENDED FEBRUARY 28, 1998 ("third quarter of fiscal year 1998")
(Continued)

improvements on the Company's 29,000 ton press, the increased structural sales generated from the joint venture with TIMET and throughput improvements generated from the reorganization of the Grafton facility. The increase in energy revenue was a result of higher shipments of extruded pipe, produced by IXP, during the third quarter of fiscal year 1999 as compared to the third quarter of fiscal year 1998. Revenues in the third quarter of fiscal year 1998 were limited due to lower than anticipated productivity of recent equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog continues to be strong with $846.0 million at February 28, 1999 compared to $1,030.1 million at May 31, 1998 and $1,013.2 million at February 28, 1998. The Company attributes the decrease from May 31, 1998 to February 28, 1999 to the following factors: 1.) customer volume adjustments to align with revised build rates; 2.) reduction in lead times in the supply chain; 3.) initiatives by customers to reduce inventory levels. The Company anticipates a decline in backlog since it does not expect to receive customer orders at the same rates as in the recent past. Additionally, the Company believes that capacity enhancements, equipment refurbishments and additions installed by the Company will enable the Company to meet its customer demands more timely. Of the Company's total current backlog, $645.0 million is shippable in the next twelve months. Because of the additional production capacity generated from equipment enhancements, refurbishments and additions, the Company believes that it will be able to fulfill those twelve-month requirements.

     The Company's gross margin was 10.8% in the third quarter of fiscal year 1999 as compared to 12.4% in the third quarter of fiscal year 1998. Gross margin was negatively impacted by 2.7% as a result of a one-time charge of $5.8 million related to sales commitments under contractual agreements with certain customers that will result in losses. In the third quarter of fiscal year 1999, the Company's evaluation projected that the fully allocated costs to produce certain 1) aerospace structural products in our Grafton, Massachusetts and 2) aerospace turbine products in its Groton, Connecticut, facilities, exceeded sales prices provided to complete the remainder of these long-term, fixed price contracts. Excluding the $5.8 million charge discussed above, gross margin was 13.5% in the third quarter of fiscal year 1999. Higher production volumes and increased production efficiencies from the Company's Grafton facility favorably impacted gross margins in the third quarter of fiscal year 1999. Although gross margins improved in the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998, they were

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1999 ("third quarter of fiscal year 1999") COMPARED TO THREE MONTHS ENDED
FEBRUARY 28, 1998 ("third quarter of fiscal year 1998")
(Continued)

negatively impacted by higher overtime and outsourcing costs related to the reduction of overdue aerospace products and underabsorption in the energy product line at the Company's Houston, Texas facility and by lower margins generated in the Company's Livingston, Scotland forging plant. Gross margin in the third quarter of fiscal year 1998 was negatively affected by an estimated 5.4% due to underabsorption and inefficiencies associated with the Company's 29,000 ton press being taken out of service for repairs.

     Selling, general and administrative expenses increased 13.1% to $14.7 million during the third quarter of fiscal year 1999 from $13.0 million during the third quarter of fiscal year 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 6.9% in the third quarter of fiscal year 1999 from 7.1% in the third quarter of fiscal year 1998. Although selling, general and administrative expenses as a percentage of revenue improved, the increase in expense was the result of the acquisition of IXP in April, 1998 and entering into a castings joint venture with TIMET in July, 1998.

     During the third quarter of fiscal year 1999, the Company recorded other charges of $19.0 million which included charges of $13.8 million to provide for the Company's best estimate of the combined current and future defense and settlement costs associated with the Houston industrial accident, $4.1 million to provide for the costs of company-wide workforce reductions and other charges of $1.1 million to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations.

     Interest expense increased $0.2 million to $3.5 million in the third quarter of fiscal year 1999 compared to $3.3 million in the third quarter of fiscal year 1998. The increase results primarily from an increase in debt associated with the acquisition of IXP in April, 1998.

     The Company recorded a benefit for income taxes of $5.3 million in the third quarter of fiscal year 1999. The Company recorded a provision for income taxes of $2.2 million in the third quarter of fiscal year 1998.

     Excluding combined restructuring and one-time charges of $24.8 million, net income for the third quarter of fiscal year 1999 was $6.5 million or $.18 per diluted share versus net income before extraordinary items of $4.0 million or $.11 per diluted share in third quarter of fiscal year 1998. An extraordinary charge of $5.2 was recorded in the third quarter of fiscal year 1998 in connection with the extinguishment of $85.0 million of debt.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 1999 ("third quarter of fiscal year 1999") COMPARED TO THREE MONTHS ENDED
FEBRUARY 28, 1998 ("third quarter of fiscal year 1998")
(Continued)

     Net income (loss) after restructuring and one-time charges was $(9.4) million or $(.26) per diluted share in the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998 net income (loss), including extraordinary item, of $(1.2) million or $(.03) per diluted share.


RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1999 ("first nine months of fiscal year 1999") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1998 ("first nine months of fiscal year 1998")

     The Company's revenue increased 16.1% to $639.7 million in the first nine months of fiscal year 1999 from $551.1 million in the first nine months of fiscal year 1998 due to increased throughput at the Company's Houston and Grafton facilities as a result of recent equipment refurbishment and enhancements to, and reorganization of, the Grafton facility. Furthermore, a portion of the increase in revenue is attributable to the acquisition of IXP in April, 1998 and entering into a castings joint venture with TIMET in July, 1998. These revenue increases during the first nine months of fiscal year 1999 as compared to the first nine months of fiscal year 1998 are reflected by market as follows: a $80.4 million (18.1%) increase in aerospace, a $8.8 million (10.6%) increase in energy and a $0.6 million (2.4%) decrease in other. The increase in aerospace market revenues was the result of an increase in aerospace turbine sales volume due to significant throughput improvements on the Company's 29,000 ton press, increased structural sales from the joint venture with TIMET and throughput improvements generated from the reorganization of the Grafton facility. Although aerospace revenues were higher during the first nine months of fiscal year 1999 compared to the first nine months of fiscal year 1998, aerospace revenues were negatively impacted in the first three months of fiscal year 1999 by the overhang of production inefficiencies relating to the re-commissioning of the Company's 29,000 ton press. The increase in energy revenue was a result of higher shipments of extruded pipe, produced by IXP, during the first nine months of fiscal year 1999 as compared to the first nine months of fiscal year 1998. Revenues in the first nine months of fiscal year 1998 were limited due to lower than anticipated productivity of equipment and personnel additions, unanticipated repairs of equipment and inconsistencies in raw material deliveries corresponding to customer requirements.

     The Company's backlog continues to be strong with $846.0 million at February 28, 1999 compared to $1,030.1 million at May 31, 1998 and $1,013.2 million at February 28, 1998. The Company attributes the decrease from May 31, 1998 to February 28, 1999 to

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1999 ("first nine months of fiscal year 1999") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1998 ("first nine months of fiscal year 1998")
(Continued)

the following factors: 1.) customer volume adjustments to align with revised build rates; 2.) reduction in lead times in the supply chain; 3.) initiatives by customers to reduce inventory levels. The Company anticipates a decline in backlog since it does not expect to receive customer orders at the same rates as in the recent past. Additionally, the Company believes that capacity enhancements, equipment refurbishments and additions installed by the Company will enable the Company to meet its customer demands more timely. Of the Company's total current backlog, $645.0 million is shippable in the next twelve months. Because of the additional production capacity generated from equipment enhancements, refurbishments and additions, the Company believes that it will be able to fulfill those twelve-month requirements.

     The Company's gross margin was 14.5% in the first nine months of fiscal year 1999 as compared to 15.9% in the first nine months of fiscal year 1998. Gross margin was negatively impacted by 0.9% as a result of a one-time charge of $5.8 million in the third quarter of fiscal year 1999 related to sales commitments under contractual agreements with certain customers that will result in losses. The Company has estimated that gross margin in the first nine months of fiscal year 1999 was negatively affected by approximately $3.1 million, or 0.5%, as a result of production inefficiencies incurred in the first three months of fiscal year 1999 resulting from the recommissioning of the Company's 29,000 ton press. Additionally, gross margins in the first nine months of fiscal year 1999 were negatively impacted by approximately 1.3% primarily relating to overtime and outsourcing costs related to overdues, fixed cost escalations, and underabsorption in the Company's energy product line. Gross margin in the first nine months of fiscal year 1998 was negatively affected by the impact of the Company's 29,000 ton press being taken out of service for repairs and by production inefficiency costs related to personnel additions and the re-installation and start-up of two major forge presses.

     Selling, general and administrative expenses increased 7.5% to $42.5 million during the first nine months of fiscal year 1999 from $39.5 million during the first nine months of fiscal year 1998. Selling, general and administrative expenses as a percentage of revenues improved to 6.6% in the first nine months of fiscal year 1999 from 7.2% in the first nine months of fiscal year 1998. The first nine months of fiscal year 1998 included $3.0 million of non-cash compensation expense associated with the Company's performance share program. Selling, general and administrative expenses for the first nine months of fiscal year 1999 were impacted by the acquisition of IXP in April, 1998 and entering into a castings joint venture with TIMET in July, 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS NINE MONTHS ENDED FEBRUARY 28, 1999 ("first nine months of fiscal year 1999") COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1998 ("first nine months of fiscal year 1998")
(Continued)

     During the first nine months of fiscal year 1999, the Company recorded other charges of $14.0 million. Such other charges include a charge of $13.8 million to provide for the Company's best estimate of the combined current and future defense and settlement costs associated with the Houston industrial accident, $4.1 million to provide for the costs of company-wide workforce reductions and other charges of $1.1 million to reduce the carrying value and dispose of certain assets of the Company's titanium casting operations, offset by a $5.0 million gain resulting from the sale of the operating assets of the Company's Millbury, Massachusetts facility to TIMET.

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

     Interest expense increased $1.6 million to $10.6 million in the first nine months of fiscal year 1999 compared to $9.0 million in the first nine months of fiscal year 1998. The increase results primarily from an issuance of $150.0 million of 8% Senior Notes offset by repayment of $84.7 million of 10 3/4% Senior Notes.

     The Company recorded a provision for income taxes of $7.3 million in the first nine months of fiscal year 1999. The provision was recorded net of a $1.4 million tax benefit related to reduction in the tax asset reserve for the capital loss related to the Company's investment in an Australian joint venture. The Company recorded a provision for income taxes of $14.2 million in the first nine months of fiscal year 1998.

     Excluding combined restructuring and one-time charges (credits) of $19.8 million, net income in the first nine months of fiscal year 1999 was $30.2 million or $.82 per diluted share versus net income before extraordinary item and other credits of $24.6 million or $.66 per diluted share in the first nine months of fiscal year 1998.

     Net income was $17.5 million, or $.48 per diluted share in the first nine months of fiscal year 1999 and $24.0 million, or $.64 per diluted share in the first nine months of fiscal year
1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     The $2.9 million decrease in the Company's cash to $61.6 million at February 28, 1999 from $64.6 million at May 31, 1998 resulted primarily from cash provided by operating activities of $39.5 million, issuance of common stock of $3.2 million in connection with employee compensation and benefit plans, $5.7 million of proceeds from the sale of fixed assets and $2.0 million generated from other, net investing activities, offset by capital expenditures of $37.9 million, $13.1 million repurchase of common stock and $2.3 million payment to Cooper Industries, Inc. ("Cooper"). The $2.3 million payment to Cooper was the final payment made in accordance with the Company's promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994.

     The $12.3 million decrease in the Company's working capital to $211.5 million at February 28, 1999 from $223.8 million at May
31, 1998 resulted primarily from (in millions):

Net Income                                   $ 17.5
Decrease in:
  Long-term restructuring, integration
    disposal and environmental                 (0.6)
  Long-term benefit liabilities                (2.1)
  Deferred taxes and other                     (0.2)
  Net repurchase of common stock               (9.9)
  Other changes in stockholders' equity        (0.9)
Increase in:
  Intangible and other assets                  (3.8)
  Long-term debt                                1.9
  Property, plant and equipment, net          (14.2)
     Decrease in working capital             $(12.3)

     Earnings before interest, taxes, depreciation, amortization and other charges (credits) ("EBITDA") increased $5.4 million to $70.0 million in the first nine months of fiscal year 1999 from $64.6 million in the first nine months of fiscal year 1998. The increase in EBITDA reflects increased volume as a result of throughput improvements and improved production efficiency from the Company's Grafton facility as a result of recent equipment repairs and enhancements and reorganization of the facility.

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

     As of May 31, 1998, the Company estimated the remaining cash requirements for the 1997 restructuring to be $3.7 million. Of such amount, the Company expects to spend approximately $1.9 million during fiscal year 1999 and $1.6 million thereafter. In the first nine months of fiscal year 1999, spending related to the 1997 restructuring amounted to $1.2 million.

     The Company expects to spend $1.4 million in fiscal year
1999 and $15.1 million thereafter on non-capitalizable environmental activities. In the first nine months of fiscal year 1999, $0.7 million was expended for non-capitalizable environmental projects.

     The Company from time to time expends cash on capital expenditures for more cost-effective operations, environmental projects and joint development programs with customers. In the first nine months of fiscal year 1999, capital expenditures amounted to $37.9 million and are expected to be approximately $43.0 to $45.0 million in fiscal year 1999.

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

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of February 28, 1999, the total availability under the Receivables Financing Program was $55.3 million, there were no borrowings and letters of credit amounting to $9.7 million were outstanding.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES, Continued

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 22, 1998. The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit and guarantee limits of 1.0 million pounds sterling (approximately $1.6 million) each. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at February 28, 1999. Wyman-Gordon Limited had outstanding 1.1 million pounds sterling (approximately $1.7 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($61.6 million at February 28, 1999), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, integration, capital and environmental expenditures.


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


ACCOUNTING AND TAX MATTERS

     Effective June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the nine month periods ended February 28, 1999 and 1998.

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

     The Company's overall Year 2000 project approach and status is as follows:

     DESCRIPTION                    STAGE OF      ESTIMATED TIMETABLE
     OF APPROACH                   COMPLETION     FOR COMPLETION
Computer Systems:
  Assess systems for possible
    Year 2000 impact                  100%    Completed
  Modify or replace non-compliant
    systems                            80%    September 30, 1999
  Test systems with system clocks
    set at current date                80%    September 30, 1999
  Test systems off-line with
    system clocks set at various
    Year 2000 related critical dates   80%    September 30, 1999
Plant Equipment:
  Computer-dependent plant
    equipment assessment and
    compliance procedures performed    80%    September 30, 1999

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


YEAR 2000, Continued

     The Company has completed a comprehensive inventory of substantially all computer systems and programs. All hardware required for stand alone testing of systems has been installed in order to perform off-line testing for Year 2000 program compliance. The Company has identified all software supplied by outside vendors that is not Year 2000 compliant. With respect to such non-compliant software the Company has acquired the most recent release and is currently testing such versions for Year 2000 compliance. All software developed in-house has been reviewed and necessary modifications are in process.

     In addition to assessing the Company's Year 2000 readiness, the Company has contacted and sent questionnaires regarding Year 2000 readiness to most of its suppliers. Detailed audits of the Company's key suppliers are currently being coordinated in order to assess their Year 2000 systems readiness.

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Year 2000 project is 80% complete and the Company anticipates completing the project by September 30, 1999. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. The Company estimates it will cost approximately $1.2 million to make its computer-dependent plant equipment Year 2000 compliant. The total estimated cost of the Year 2000 computer project, including software modifications, consultants, replacement costs for non-compliant systems and internal personnel costs, based on presently available information, is not material to the financial operations of the Company and is estimated at approximately $2.0 million. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 computer issue could have a material impact on the operations of the Company.

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

PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Nine Months Ended
                February 28, 1999

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

     On April 1, 1999, the Company filed a Form 8-K with the
     Commission to report the resignation of Edward J. Davis as the Company's Vice President, Chief Financial Officer and
     Treasurer.

     On April 9, 1999, the Company filed a Form 8-K with the
     Commission to report settlement proceedings associated with the previously reported industrial accident on December 22, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  4/13/99           By: /S/ WALLACE F. WHITNEY, JR
                                 Wallace F. Whitney, Jr.
                            Vice President,
                            General Counsel and Clerk




Date:  4/13/99           By: /S/ DAVID J. SULZBACH
                                 David J. Sulzbach
                             Vice President,
                             Finance, Corporate Controller
                             and Principal Accounting Officer