Form 10-K
period 1999-05-31
WYMAN GORDON CO
filed 1999-08-30
CIK 108703

                                        # = pounds sterling


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED MAY 31, 1999
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by
non-affiliates of the registrant as of July 31, 1999:
$548,112,873

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                    OUTSTANDING AT JULY 31, 1999
Common Stock, $1 Par Value         36,098,928 Shares

ITEM 1.  BUSINESS
                                THE COMPANY

     Wyman-Gordon Company is a leading manufacturer of high-quality, technologically advanced forging and investment casting components for the commercial aviation, commercial power and defense industries. The Company produces metal components to exacting customer specifications for technically demanding applications such as jet turbine engines, airframes and land-based and marine gas turbine engines. The Company also produces extruded seamless thick wall pipe, made from steel and other alloys for use primarily in the oil and gas industry and commercial power generation plants. The Company produces components for most of the major commercial and United States defense aerospace programs. The Company's unique combination of manufacturing facilities and broad range of metallurgical skills allows it to serve its customers effectively and to lead the development of new metal technologies for its customers' applications. Through its Scaled Composites and Scaled Technology Works subsidiaries, the Company engages in research, development, engineering and manufacture of composite airframe structures. In fiscal years 1999 and 1998, the Company's total revenues were $849.3 million and $752.9 million, respectively.

     The Company employs three manufacturing processes: forging, investment casting and composite production. The Company's forging process involves heating metal and shaping it through pressing or extrusion. Forged products represented 77% of the Company's total revenues in the year ended May 31, 1999. Castings is a process in which molten metal is poured into molds. Cast products represented 21% of the Company's total revenues in the year ended May 31, 1999. The Company's composite business designs, fabricates and tests composite airframe structures for the aerospace market. The composite business represented 2% of the Company's total revenues in fiscal year 1999.

     On May 17, 1999, the Company and Precision Castparts Corp. ("PCC") entered into a Merger Agreement pursuant to the terms of which WGC Acquisition Corp., a wholly owned subsidiary of PCC, commenced on May 21, 1999 a cash tender offer for all of the outstanding shares of common stock of the Company at a price of $20.00 per share. Consummation of the tender offer is subject, among other things, to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). PCC and the staff of the Federal Trade Commission (the "FTC") have agreed that PCC will not consummate the tender offer until ten calendar days after PCC has notified the FTC of its intent to complete the transaction. PCC has also agreed that it will not provide such notice until at least 3:00 p.m. Eastern Time on August 24, 1999. The agreement regarding timing is intended to provide additional time for PCC to negotiate with the FTC.

As a result, the expiration date of the tender offer has been extended until midnight, New York City time, on September 10, 1999; provided, however, that if the applicable waiting period (and any extension thereof) under the HSR Act in respect of the tender offer is terminated prior to August 31, 1999, the expiration date of the tender offer will be the date that is ten business days immediately following public disclosure of the expiration or termination of the waiting period under the HSR Act. As of August 20, 1999, approximately 21,873,878 shares of common stock of the Company had been tendered in the tender offer. This constitutes approximately 62.6% of the Company's outstanding shares as of the commencement of the tender offer.

     WGC Acquisition Corp. has also made a tender offer for the Company's outstanding 8% Senior Notes due 2007 and has extended the Senior Notes tender offer to coincide with the extension of the tender offer for the Company's common stock.

     For further information concerning the tender offer, see the Company's Schedule 14D-9, Solicitation/Recommendation Statement
Pursuant to the Section 14(d)(4) of the Securities Exchange Act of 1934 and the amendments to said Schedule 14D-9.

MARKETS AND PRODUCTS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods were as follows:

                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                MAY 31, 1999     MAY 31, 1998      MAY 31, 1997
                         % OF             % OF            % OF
               REVENUE   TOTAL  REVENUE   TOTAL   REVENUE   TOTAL
                      (000's OMITTED, EXCEPT PERCENTAGES)
Aerospace      $705,763   83%   $622,718   83%    $475,131   78%
Energy          117,229   14     101,353   13       97,117   16
Other            26,269    3      28,842    4       36,494    6
               $849,261  100%   $752,913  100%    $608,742  100%

  Aerospace Products

     Aerospace Turbine Products. The Company manufactures components from sophisticated titanium and nickel alloys for jet engines manufactured by General Electric Company ("GE"), the Pratt & Whitney Division ("Pratt & Whitney") of United Technologies Corporation ("United Technologies"), Rolls-Royce plc ("Rolls Royce") and CFM International S.A. Such jet engines are used on substantially all commercial aircraft produced by the Boeing Company ("Boeing") and Airbus Industrie, S.A. ("Airbus"). The Company's forged engine parts include fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Cast engine parts include thrust reversers, valves and fuel system parts such as combustion chamber swirl guides. Rotating parts (which include fan, compressor and turbine discs) must be manufactured to precise quality specifications. The Company believes it is the leading producer of these rotating components for use in large turbine aircraft engines. Jet engines can produce in excess of 100,000 pounds of thrust and may subject parts to temperatures reaching 1,350 degrees Fahrenheit. Components for such extreme conditions therefore require precision manufacturing and expertise with high-purity titanium and nickel-based alloys.

     Aerospace Structural Products. The Company's airframe structural components, such as landing gear, bulkheads and wing spars, are used on every model of airplane manufactured by Boeing and Airbus. In addition, the Company's structural components are used on a number of military aircraft and in other defense-related applications, including the C-17 transport and the new F-22 fighter being jointly developed by Lockheed Martin Corporation ("Lockheed") and Boeing. The Company also produces dynamic rotor forgings for helicopters. The Company's composites subsidiary, Scaled Composites, located in Mojave, California, designs, fabricates and tests composite airframe structures made by layering carbon graphite and other fibers with epoxy resins for the aerospace market. The Company's subsidiary, Scaled Technology Works, Montrose, Colorado manufactures airplane components, principally those designed by Scaled Composites.

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

  Energy Products. The Company is a major supplier of extruded seamless thick wall pipe used in critical piping systems in both fossil fuel and nuclear commercial power plants worldwide as well as in oil and gas industry applications. The Company produces rotating components, such as discs and spacers, and valve components for land-based steam turbine and gas turbine generators, and in addition, also manufactures shafts, cases, and compressor and turbine discs for marine gas engines.

     The Company produces a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life extension applications. In recent years the Company has developed several proprietary products for the energy exploration and power generation industries including the THOR(R) connector for the weldless joining of lengths of pipe, double ended upset pipe that facilitates joining, clad and titanium alloy pipe for corrosive environments and multiport diverter valves for offshore oil and gas production. Aluminum, Steel, and titanium products are manufactured at the Company's Houston, Texas forging facility where one of the world's largest vertical extrusion presses extrudes pipe up to 48 inches in diameter and seven inches in wall thickness and bar stock from six to 32 inches in diameter. Lengths of pipe and bar stock vary from ten to 45 feet, with a maximum forged weight of 20 tons. Similar equipment and capabilities are in operation at the Company's Livingston, Scotland, and Buffalo, New York, forging facilities. Additionally, the Houston press extrudes powder billets for use in aircraft turbine engine forgings.

  Other Products. The Company supplies products to builders of military ordnance. Examples of forged products include steel casings for bombs and rockets. For naval defense applications, the Company supplies components for propulsion systems for nuclear submarines and aircraft carriers as well as pump, valve, structural and non-nuclear propulsion forgings. The Company also extrudes powders for other alloy powder manufacturers.

     Through its investment casting operations, which utilize a process of pouring molten metal into a mold, the Company manufactures products for commercial applications such as food processing, semiconductor manufacturing, diesel turbochargers and sporting equipment. The Company is actively seeking to identify alternative applications for its capabilities, such as in the automotive and other commercial markets. In this regard, the Company recently established a facility in Mexicali, Mexico for the production of nickel and titanium aluminide turbocharger wheels for Allied Signal Corporation.

CUSTOMERS

     The Company has approximately 290 active customers that purchase forgings, approximately 825 active customers that purchase investment castings and approximately 25 active customers that purchase composite structures. The Company's principal customers are similar across all of these production processes. Five customers accounted for 49%, 51% and 48% of the Company's revenues for the years ended May 31, 1999, 1998 and 1997, respectively. GE and United Technologies (primarily Pratt & Whitney and Sikorsky) have currently or historically each accounted for 10% or more of revenues for the years ended May 31, 1999, 1998 and 1997.

                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                MAY 31, 1999     MAY 31, 1998      MAY 31, 1997
                         % OF             % OF            % OF
               REVENUE   TOTAL  REVENUE   TOTAL   REVENUE   TOTAL
                      (000's OMITTED, EXCEPT PERCENTAGES)
GE             $213,598   25%   $169,894   23%    $156,764   26%
United
  Technologies   (1)      (1)     76,786   10       60,921   10

[FN]
(1)  Revenues for the year ended May 31, 1999 were less than 10%.

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

     A substantial portion of the Company's revenues are derived from long-term, fixed-price agreements ("LTAs") with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. The Company has increased its efforts to obtain LTAs with customers which contain price adjustments that would compensate the Company for increased raw material costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Inflation."

BACKLOG

     The Company's firm backlog includes the sales prices of all undelivered units covered by customers' orders for which the Company has production authorization. The Company's firm backlog in the various markets served by the Company has been as follows:

              MAY 31, 1999       MAY 31, 1998      MAY 31, 1997
                       % OF               % OF            % OF
            BACKLOG    TOTAL    BACKLOG   TOTAL   BACKLOG   TOTAL
                   (000's OMITTED, EXCEPT PERCENTAGES)
Aerospace   $643,468    87%    $  908,633   88%   $767,989   86%
Energy        64,240     9         94,314    9      99,172   11
Other         27,082     4         27,145    3      28,664    3
            $734,790   100%    $1,030,092  100%   $895,825  100%

     At May 31, 1999, approximately $555.6 million of total firm backlog was scheduled to be shipped within one year (compared to $716.8 million at May 31, 1998 and $671.6 million at May 31,
1997) and the remainder in subsequent years. Sales during any period include sales that were not part of backlog at the end of the prior period. Customer orders in firm backlog are subject to rescheduling or termination for customer convenience and as a result of market fluctuations in the commercial aerospace industry. However, in certain cases, the Company is entitled to an adjustment in contract amounts. Because of the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed. Accordingly, the Company's backlog is not necessarily indicative of the Company's revenues for any future period or periods.

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

     The Company manufactures its forgings at its facilities in Grafton and Worcester, Massachusetts; Houston, Texas; Buffalo, New York; and Livingston, Scotland. The Company also operates an alloy powder metal facility in Brighton, Michigan and vacuum remelting facilities in Houston, Texas which produce steel and nickel alloy ingots. The Company has eight large closed die hydraulic forging presses rated as follows: 18,000 tons, 35,000 tons and 50,000 tons in Grafton Massachusetts; 20,000 tons, 29,000 tons and 35,000 tons in Houston, Texas; 12,000 tons in Buffalo, New York and 9,000 tons, 14,000 tons and 30,000 tons in Livingston, Scotland. The 35,000 ton vertical extrusion press in Houston can also be operated as a 55,000 ton hydraulic forging press. The Company also operates two open die cogging presses used to convert ingot into billet rated at 2,000 tons and 1,375 tons at its Grafton, Massachusetts location. The Company produces isothermal forgings on its forging press rated at 8,000 tons at its Worcester, Massachusetts location.

     The Company employs the following five forging processes:

     - Open-Die Forging. In this process, the metal is pressed between dies that never completely surround the metal, thus allowing the metal to be observed during the process. Typically, open-die forging is used to create relatively simple, preliminary shapes to be further processed by closed die forging.

     - Closed-Die Forging. Closed-die forging involves pressing heated metal into the required shapes and size determined by machined impressions in specially prepared dies which completely surround the metal. In hot-die forging, both titanium and nickel alloys can be forged using this process, in which the dies are heated to a temperature of approximately 1300 degrees Fahrenheit. This process allows metal to flow more easily within the die cavity which produces forgings with superior surface finish, metallurgical structures with tighter tolerances and enhanced repeatability of the part shape.

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

     - Isothermal Forging. Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. The forged material typically consists of nickel alloy powders. Because of the high die temperatures necessary for forming these alloys, the dies are made of refractory metals, typically molybdenum, so that the die retains its strength and shape during the forging process. Because the dies may oxidize at these elevated temperatures, the forging process is carried on in a vacuum or inert gas atmosphere. The Company's isothermal press also allows it to produce near-net shape components (requiring less machining by the customer) made from titanium alloys, which can be an important competitive advantage in times of high titanium prices. The Company carries on this process in its 8,000 ton isothermal press.

     - Extrusion. The Company's 35,000 ton vertical extrusion press is one of the largest and most advanced extrusion presses in the world. Extrusions are produced for applications in the oil and gas industry, including tension leg platforms, riser systems and production manifolds. The extrusion process is facilitated by manipulators capable of handling work pieces weighing up to 20 tons, rotary hearth furnaces and a 14,000 ton blocking press. The Company's extrusion press is capable of producing thick wall seamless pipe with outside diameters up to 48 inches and wall thicknesses from 1/2 inch up to seven inches. Solid extrusions can be manufactured from six to 32 inches in diameter. Typical lengths vary from ten to 45 feet. Powder materials can also be compacted and extruded into forging billets utilizing this press. The 30,000 ton press in Livingston, Scotland has similar extrusion capabilities in addition to its multi-ram forging capabilities. The 12,000 ton press in Buffalo, New York is capable of producing seamless pipe with outside diameters up to 20 inches and wall thicknesses from 3/8 inches up to three inches.

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

     The Company is in a joint venture with Pratt & Whitney and certain Australian investors which produces nickel alloy ingots in Perth, Australia, some of which the Company utilizes as raw materials for its forging and casting products.

     Support Operations. The Company designs its forging dies and manufactures some of those dies. In designing its dies, the Company utilizes its customers' drawings and engineers the dies using CAD/CAM equipment and sophisticated computer models that simulate metal flow during the forging process. This activity improves process control and permits the Company to enhance the metallurgical characteristics of the forging.

     At two of its three major forging locations, the Company has machine shops with computer aided profiling equipment, vertical turret lathes and other equipment that it employs to shape rough machine products. The Company also operates rotary and car-bottom furnaces for heat treatment to enhance the performance characteristics of the forgings. In fiscal year 1999, the Company entered into a joint venture in Monterrey, Mexico to machine its forgings.

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

     In July 1998, the Company and Titanium Metals Corporation ("TIMET") combined their respective titanium casting operations in Franklin, New Hampshire and Albany, Oregon into Wyman Gordon Titanium Castings, LLC, a Delaware limited liability company, (the "Joint Venture"), 80.1% owned by the Company and 19.9% by TIMET. The parties have agreed, in general, that the Joint Venture will be the exclusive means by which they conduct their titanium castings operations.

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

OPERATING FACILITIES

     The following table sets forth certain information with respect to the Company's operating facilities at May 31, 1999, all of which are owned. The Company believes that its operating facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs. On average, during the Company's fiscal year 1999, the Company's forging, investment castings and composites facilities were operating at approximately 78%, 76% and 73% of their total productive capacity, respectively.

                              APPROXIMATE
                                SQUARE
LOCATION                        FOOTAGE      PRIMARY FUNCTION
Brighton, Michigan                34,500     Alloy Powder
                                             Production
Grafton, Massachusetts            85,420     Administrative
                                             Offices
Grafton, Massachusetts           843,200     Forging
Houston, Texas                 1,283,800     Forging
Livingston, Scotland             405,200     Forging
Millbury, Massachusetts          104,125     Research and
                                             Development
Worcester, Massachusetts          22,300     Forging
Buffalo, New York (2 plants)     235,000     Forging
Carson City, Nevada               55,000     Casting
Franklin, New Hampshire           43,200     Casting
Groton, Connecticut (2 plants)   162,550     Casting
San Leandro, California           60,000     Casting
Tilton, New Hampshire             94,000     Casting
Albany, Oregon                    60,400     Casting
Mojave, California                67,000     Composites
Montrose, Colorado               120,000     Composites

RAW MATERIALS

     Raw materials used by the Company in its forgings and castings include titanium, nickel, steel, aluminum, cobalt, magnesium and other metallic alloys. The composites operation uses high strength fibers such as fiberglass or graphite, as well as materials such as foam and epoxy, to fabricate composite structures. The major portion of metal requirements for forged and cast products are purchased from major metal suppliers producing forging and casting quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials. Its principal suppliers of nickel alloys include Special Metals Corporation, Allegheny Teledyne, Inc., and Carpenter Technologies Corporation. Its principal suppliers of titanium alloys are TIMET, Allegheny Teledyne, Inc. and RMI Titanium Company. In July 1998, the Company exchanged certain assets of its Millbury, Massachusetts titanium vacuum arc remelting facility for certain assets of TIMET's Albany, Oregon titanium castings business. In connection with such exchange the Company and TIMET entered into a long term supply agreement pursuant to which the Company will acquire a substantial portion of its titanium raw material requirements from TIMET. The Company's powder metal facility in Brighton, Michigan produces nickel alloy powder. In addition, the Company utilizes a portion of the output of its Australian joint venture for its own use.

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


ENERGY USAGE

     The Company is a large consumer of energy. Energy is required primarily for heating metals to be forged and melting metals to be cast, melting of ingots, heat-treating products after forging and casting, operating forging presses, melting furnaces, mechanical manipulation and pollution control equipment and space heating. Supplies of natural gas, oil and electricity used by the Company have been sufficient and there is no anticipated shortage for the future. However, significant increases in the price of or shortages in these energy supplies may have an adverse impact on the Company's results of operations.


EMPLOYEES

     As of May 31, 1999, the Company had approximately 3,955 employees, of whom 1,039 were executive, administrative, engineering, research, sales and clerical and 2,916 were production and craft. Approximately 35% of the production and craft employees, consisting of employees in the forging business, are represented by unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                 NUMBER OF
                 EMPLOYEES
                 COVERED BY
                 BARGAINING      INITIATION           EXPIRATION
LOCATION         AGREEMENTS         DATE                 DATE
Grafton and
 Worcester,
 Massachusetts       471      April 6, 1997       March 24, 2002
Houston, Texas       570      August 10, 1998     August 12, 2001
                      39      September 28, 1998  September 28, 2001
Livingston,
  Scotland           171      December 1, 1998    November 30, 2001
                      60      February 1, 1999    January 31, 2002
Buffalo,New York      69      June 7, 1999        June 2, 2003
   Total           1,380

     The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.

RESEARCH AND PATENTS

     The Company maintains research and development departments at both Millbury, Massachusetts, and Houston, Texas, which are engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forging and casting materials and processes. The Company's castings operations conduct research and development related to advanced casting materials and processes at its Groton, Connecticut, and Tilton, New Hampshire, facilities. The Company's composites operation conducts research and development related to aerospace composite structures at the Mojave, California, facility. The Company spent approximately $2.9 million, $3.3 million and $2.9 million on applied research and development work during the years ended May 31, 1999, 1998 and 1997, respectively. Although the Company owns patents covering certain of its processes, the Company does not consider that these patents are of material importance to the Company's business as a whole. Most of the Company's products are manufactured to customer specifications and, consequently, the Company has few proprietary products.

COMPETITION

     Most of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. Competition in each of the Company's current product markets is cyclical, intensifying during upturns and lessening during downturns, but such cyclicality of competition is especially present in aerospace structural products markets because of the cyclical nature of the commercial and defense aerospace industries. In the aerospace turbine products market, the Company's largest competitors are Ladish Co., Inc., Fortech, S.A. and Thyssen AG. In the aerospace structural products market, Alcoa Corporation and Schultz Steel Company are the Company's largest competitors. In the energy products market, the Company faces mostly international competition from Mannesmann A.G. and Sumitomo Corporation, among others. In the aerospace castings products market, Howmet Corporation and Precision Castparts Corp. are the Company's largest competitors.

     In the future, the Company may face increased competition from international companies as the Company's customers seek lower cost sources of supply. International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where "offset" or "local content" requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. Competitive advantages are afforded to those with high quality products, low cost manufacturing, excellent customer service and delivery and engineering and production expertise. The Company believes that it has strength in these areas, but there can be no assurance that the Company can maintain its share of the market for any of its products.

ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. As of May 31, 1999, aggregate environmental reserves amounted to $15.5 million, which includes expected cleanup costs estimated between $4.4 million and $5.4 million upon the eventual sale of the Worcester, Massachusetts facility, certain environmental issues, including the remediation of on-site landfills, at the Houston, Texas facility amounting to approximately $3.0 million, $4.4 million in remediation projects at the Grafton facility, $0.8 million for remediation at the Buffalo facility and $1.1 million for various Superfund sites. There can be no assurance that the actual costs of remediation will not eventually materially exceed the amount presently accrued.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totaling $20.8 million for environmental management and remediation at that site, of which $3.3 million remained as of May 31, 1999. Approximately one-half of the remaining Air Force projects are capital in nature and the remainder are covered by existing reserves. These expenditures will not resolve all of the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at approximately $2.8 million, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site.

     The Company's Grafton facility was formerly included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan ("SDMP") for low-level radioactive waste as the result of the disposal of magnesium thorium alloys at the facility in the 1960s and early 1970s under license from the Atomic Energy Commission. On March 31, 1997, the NRC informed the Company that jurisdiction for the Grafton site had been transferred to the Commonwealth of Massachusetts Department of Public Health (the "DPH") and that the Grafton facility had been removed from the SDMP. Although it is unknown what specific remediation and disposal requirements may be imposed on the Company by the DPH, the Company believes that a reserve of $1.5 million, included within the $2.8 million noted above, is sufficient to cover all costs. There can be no assurance, however, that such reserve will be adequate to cover any obligations that the DPH may ultimately impose on the Company.

     The Company, together with numerous other parties, has been named a PRP under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Operating Industries, Monterey Park, California; PSC Resources, Palmer, Massachusetts; the Harvey GRQ site, Harvey, Illinois; and the Gemme/Fournier site, Leicester, Massachusetts. The Company believes that a reserve of $1.1 million recorded on its books is sufficient to cover all costs.

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

LEGAL PROCEEDINGS

     In addition to the matters disclosed below, at May 31, 1999, the Company was involved in certain legal proceedings arising in the normal course of its business. The Company believes the outcome of these matters will not have a material adverse effect on the Company.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas, facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed, and three employees and several subcontractor employees were injured.

     The Company and WGFI have settled the lawsuits brought by all decedents' families and other claimants on terms acceptable to the Company and its insurance carriers. The amounts paid in settlement of the lawsuits exceeded the Company's available liability insurance. The Company recorded a charge of $13.8 million in the third quarter of fiscal year 1999 that covered its share of the costs of defending the lawsuits and funding the agreed settlements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1999.



                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     Wyman-Gordon Company's common stock, par value $1.00 per share, is listed on the New York Stock Exchange under the symbol WYG. The table below lists the quarterly price range per share for the years ended May 31, 1999 and 1998. The quarterly price range per share is based on the high and low sales prices. At May 31, 1999, there were approximately 1,927 holders of record of the Company's common stock.

                             YEAR ENDED         YEAR ENDED
                            MAY 31, 1999        MAY 31, 1998
                          HIGH       LOW      HIGH       LOW
First quarter            $21 1/8   $13       $28 1/4   $23 3/8
Second quarter            16 7/8    11 1/2    30        20 5/8
Third quarter             15 5/8     7 3/8    22 1/8    16 1/2
Fourth quarter            19 5/16    8 1/4    23 1/8    19 3/4


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

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

                                    YEAR        YEAR      YEAR
                                   ENDED       ENDED     ENDED
                                  MAY 31,     MAY 31,   MAY 31,
                                     1999        1998     1997
                       (000'S OMITTED, EXCEPT PER-SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA(1):
Revenues                        $849,261     $  752,913  $608,742
Gross profit                     133,359        115,646    97,634
Other charges(credits)(2)         13,745         (4,900)   23,083
Income (loss) from operations     62,952         68,892    30,322
Net income (loss)(3)              37,028         33,890    50,023
BASIC PER SHARE DATA:
Income (loss) per share
  before extraordinary item     $   1.02     $     1.07  $   1.40
Net income (loss) per share (3)     1.02            .93      1.40
DILUTED PER SHARE DATA:
Income (loss) per share
  before extraordinary item     $   1.01     $     1.05  $   1.35
Net income (loss) per share (3)     1.01            .91      1.35
Shares used to compute income
  (loss) per share:
  Basic                           36,149         36,331    35,825
  Diluted                         36,589         37,357    37,027
BALANCE SHEET DATA (AT END OF
  PERIOD(2):
Working capital                 $230,027     $  223,764  $166,205
Total assets                     581,710        551,610   454,371
Long-term debt                   164,338        162,573    96,154
Stockholders' equity             233,762        204,820   164,398
OTHER DATA:
Order backlog (at end of
  period)                       $734,790     $1,030,092  $895,825

                                               YEAR       YEAR
                                              ENDED      ENDED
                                            MAY 31,    MAY 31,
                                               1996       1995
                       (000'S OMITTED, EXCEPT PER-SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA(1):
Revenues                                  $499,624     $396,639
Gross profit                                78,132       49,388
Other charges(credits)(2)                    2,717         (710)
Income (loss) from operations               37,699       13,718
Net income (loss)(3)                        25,234        1,039
BASIC PER SHARE DATA:
Income (loss) per share
  before extraordinary item               $   0.72     $   0.03
Net income (loss) per share (3)               0.72         0.03
DILUTED PER SHARE DATA:
Income (loss) per share
  before extraordinary item               $   0.70     $   0.03
Net income (loss) per share (3)               0.70         0.03
Shares used to compute income
  (loss) per share:
  Basic                                     35,243       34,813
  Diluted                                   36,241       35,148
BALANCE SHEET DATA (AT END OF
  PERIOD(2):
Working capital                           $116,534     $ 93,062
Total assets                               375,890      369,064
Long-term debt                              90,231       90,308
Stockholders' equity                       109,943       80,855
OTHER DATA:
Order backlog (at end of
  period)                                 $598,438     $468,721

[FN]
(1) On April 9, 1998, the Company acquired International Extruded Products, LLC ("IXP"). The Selected Consolidated Financial Data include the accounts of IXP from the date of acquisition. IXP's operating results from April 9, 1998 to May 31, 1998 are not material to the consolidated statement of operations for the year ended May 31, 1998.

(2) During the year ended May 31, 1996, the Company provided $1,900,000 in order to recognize its 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture. Additionally, the Company provided $800,000 to reduce the carrying value of the cash surrender value of certain company-owned life insurance policies.

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

     During the year ended May 31, 1999, the Company recorded other charges of $13,745,000. Such other charges include a net charge of $12,955,000 to provide for settlement costs associated with the Houston industrial accident, $4,700,000 to provide for the costs of Company-wide workforce reductions, a charge of $1,090,000 to reduce the carrying value and dispose of certain assets of the Company's titanium Castings operations and a credit of $5,000,000 resulting from the sale of the operating assets of the Company's Millbury, Massachusetts vacuum remelting facility to TIMET.

(3) In the year ended May 31, 1997, net tax benefits of $25,680,000 were recognized, including a refund of prior years' income taxes amounting to $19,680,000, plus interest of $3,484,000, and $6,500,000 related to the expected realization of net operating losses ("NOLs") in future years and $10,250,000 related to current NOLs benefit offsetting $10,750,000 of current income tax expense. The refund relates to the carryback of tax net operating losses to tax years 1981, 1984 and 1986 under the applicable provisions of Internal Revenue Code Section 172(f).

[FN]
     In the year ended May 31, 1998, the Company provided $16,355,000 for income taxes, net of a tax benefit of approximately $1,800,000 relating to the utilization of NOLs carryforwards. In addition, the Company has recorded a $2,920,000 tax benefit against the extraordinary loss of $8,112,000 associated with the early extinguishment of the Company's 10 3/4% Senior Notes.

     In the year ended May 31, 1999, the Company provided
     $10,467,000 for income taxes, net of a tax benefit of approximately $6,400,000 associated with the expected realization of certain tax assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1999 ("FISCAL YEAR 1999") COMPARED TO YEAR
ENDED MAY 31, 1998 ("FISCAL YEAR 1998")

     OVERVIEW

     Total revenues in fiscal year 1999 reached a record $849.3 million, an increase of 12.8% from fiscal year 1998 sales of $752.9 million. Revenue increases by market in fiscal year 1999 compared to fiscal year 1998 were as follows: a $83.0 million, or 13.3%, increase in aerospace, a $15.9 million, or 15.7%, increase in energy and a $2.6 million, or 8.9%, decrease in other. Increased throughput at the Company's Houston, TX and Grafton, MA facilities attributed to the growth in aerospace and energy revenues as well as the recent venture with TIMET and the full year of revenues from the acquisition of IXP in fiscal year 1998.

     Earnings before interest, taxes, depreciation, amortization, other charges and extraordinary items ("EBITDA") in fiscal year 1999 increased to $103.1 million, or 12.1% of revenues compared to $86.6 million, or 11.5% of revenues in fiscal year 1998. EBITDA in fiscal year 1999 was negatively affected by the following: a one-time charge of $5.8 million, or 0.7%, related to sales commitments under contractual agreements with certain customers that will result in losses, a $3.1 million, or 0.4%, impact resulting from production inefficiencies incurred in the first three months of fiscal year 1999 resulting from the recommissioning of the Company's 29,000 ton press and approximately $8.0 million, or 0.9%, primarily relating to overtime and outsourcing costs associated with reducing overdue customers orders, fixed costs escalations, and underabsorption in the Company's energy product line.

     EBITDA should not be considered a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. Investors should be aware that EBITDA as reported within may not be comparable to similarly titled measures presented by other companies, and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

     OUTLOOK

     The Company expects fiscal year 2000 will see a decline in revenues by approximately 15% from fiscal year 1999, while maintaining operating margins approximating fiscal year 1999 levels. The anticipated decline in revenues is attributable to a downturn in the aerospace cycle, the overall weakness in the oil and gas industries and the weak Asian economy. Through planned cost reduction programs and actions taken to align the cost structure of the Company, it is estimated that EBITDA margins for fiscal year 2000 will approximate the same levels as that of fiscal year 1999 although no assurances can be given that the Company will achieve such EBITDA margins.

     FINANCIAL RESULTS BY SEGMENT

     In fiscal year 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises reporting and disclosure requirements for operating segments. The Statement requires that the Company present segment data based on the way that management organizes the business within the Company for making operating decisions and assessing performance. The three segments, based on markets served, are Aerospace, Energy and Other.

     AEROSPACE MARKET

     The Aerospace Market segment produces components utilizing all of the Company's manufacturing disciplines: forging, investment casting and composites. The parts produced in this segment are used extensively by the major jet engine manufacturers and airframe builders within the commercial and military aircraft industry. A variety of engine parts produced by the Company include fan discs, compressor discs, turbine discs, seals, shafts, hubs, reversers and valves. Aerospace airframe components include landing gear, bulkheads, wing spars, engine mounts, struts, wing and tail flaps and bulkheads. The Company produces these components from titanium, nickel, steel, aluminum and composite materials.

     The Aerospace Market segment reported fiscal year 1999 revenues of $705.8 million and EBITDA of $101.1 million. Fiscal year 1999 revenues increased 13.3% over last year's $622.7 million, and EBITDA as a percentage of sales improved to 14.3% in fiscal year 1999 from 13.0% in fiscal year 1998. The increase in aerospace market revenues was the result of an increase in aerospace turbine sales volume due to significant throughput improvements on the Company's 29,000 ton press, increased aerospace structural sales from the joint venture with TIMET and throughput improvements generated from the reorganization of the Grafton, MA facility. The higher EBITDA reflected leverage from the higher sales volume, improved operating performance at the Grafton, MA facility and improved production efficiencies resulting from repairs and refurbishment's on the Company's 29,000 ton press in Houston, TX.

     ENERGY MARKET

     The Company is a major supplier of products used in nuclear and fossil-fueled commercial power plants, co-generation projects and retrofit and life extension applications as well as in the oil and gas industry. Products produced within the energy product segment include extruded seamless thick wall pipe, connectors, and valves. The Company produces rotating components, such as discs and spacers, and valve components for land-based steam turbine and gas turbine generators.

     Fiscal year 1999 revenues for the Energy Market segment totaled $117.2 million, as compared to $101.4 million in fiscal year 1998, an increase of 15.7%. The segment's EBITDA, however, saw some deterioration, falling to $10.6 million from last year's $11.4 million. The Energy Market segment is currently experiencing the effect of lower oil prices worldwide, which has dramatically affected sales of oil and gas products both domestically and internationally. In addition, the weakened Asian economy has resulted in a reduction in the installation of power generation systems in that geographical area. The decline in these markets has not only caused a substantial reduction in orders, but has also increased competitive pricing pressures, which adversely affected normal margin opportunities during fiscal year 1999.

     OTHER MARKET

     The Company manufacturers a variety of products for defense related applications. Some of the products produced within this segment include steel casings for bombs and rockets, components for propulsion systems for nuclear submarines and aircraft carriers as well as pump, valve, structural and non-nuclear propulsion forgings. The Company also manufactures products for commercial applications such as food processing, semiconductor manufacturing, diesel turbochargers and sporting equipment.

     The Other Market segment revenues decreased to $26.3 million in fiscal year 1999 compared to $28.8 million in fiscal year 1998, a decrease of 8.9%. EBITDA decreased from $4.8 million in fiscal year 1998 to $2.6 million in fiscal year 1999. The decline in revenues was largely due to reduced sales of ordnance products. EBITDA was unfavorably impacted by the product mix making up fiscal year 1998 revenues and the decrease in ordnance revenues and associated margins.

     EBITDA benefited from a $1.8 million LIFO credit in fiscal year 1999. The positive impact primarily affected the aerospace market segment EBITDA results. There was no LIFO charge (credit) in fiscal year 1998.

     The Company's backlog decreased to $734.8 million at May 31, 1999 from $1,030.1 million at May 31, 1998. This decrease resulted from the following factors:

     1. Reduction in build rates of the Company's engine and airframe customers due to a downturn in the commercial aircraft cycle,

     2. Inventory reduction programs initiated by certain major customers, and

     3. A decrease in overdue orders to customer delivery dates as a result of increased capacity from recommissioning of major presses coupled with reduced bookings.

     Of the Company's total current backlog, $555.6 million is shippable in the next twelve months. The Company believes that it will be able to fulfill those twelve-month requirements.

     Selling, general and administrative expenses increased 9.7% to $56.7 million during fiscal year 1999 from $51.7 million during fiscal year 1998. Selling, general and administrative expenses as a percentage of revenues improved to 6.7% in fiscal year 1999 from 6.9% in fiscal year 1998. Excluding a $3.4 million charge in fiscal year 1998 for compensation expense associated with the Company's performance share program, selling, general and administrative expense as a percentage of revenue increased by 0.3% in fiscal year 1999 compared to fiscal year 1998. This overall increase as a percentage of revenue was due primarily to costs associated with the development of the Company's oil and gas business in its Livingston, Scotland facility, and development of the Company's composite business in Montrose, Colorado.

     During the year ended May 31, 1999, the Company recorded other charges of $13.7 million. Such other charges include a net charge of $13.0 million to provide for settlement costs associated with the Houston industrial accident, $4.7 million to provide for the costs of Company-wide workforce reductions, a charge of $1.1 million to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations and a credit of $5.0 million resulting from the sale of the operating assets of the Company's Millbury, Massachusetts vacuum remelting facility to TIMET.

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

     Interest expense increased $1.7 million to $14.2 million in fiscal year 1999 compared to $12.5 million in fiscal year 1998. The increase results from a higher average debt level for the full year in fiscal year 1999 compared to fiscal year 1998 due to the issuance of $150.0 million of 8% Senior Notes in the third quarter of fiscal year 1998.

     The Company provided $10.5 million for income taxes, net of a tax benefit of approximately $6.4 million associated with the expected realization of certain tax assets.

     In fiscal year 1999, net income was $37.0 million, or $1.01 per share (diluted). In fiscal year 1998, net income before extraordinary item was $39.1 million, or $1.05 per share (diluted), and net income, including extraordinary item, was $33.9 million, or $.91 per share (diluted). In fiscal year 1998, the Company recorded an extraordinary charge of $5.2 million, or $.14 per share (diluted), net of tax, in connection with the extinguishment of $84.7 million of its 10 3/4% Senior Notes. The decrease resulted from the items described above.

YEAR ENDED MAY 31, 1998 ("FISCAL YEAR 1998") COMPARED TO YEAR
ENDED MAY 31, 1997 ("FISCAL YEAR 1997")

     OVERVIEW

     The Company's revenue increased 23.7% to $752.9 million in fiscal year 1998 from $608.7 million in fiscal year 1997. These revenue increases during fiscal year 1998 as compared to fiscal year 1997 are reflected by market as follows: a $147.6 million, or 31.1%, increase in aerospace, a $4.2 million, or 4.4%, increase in energy and a $7.7 million, or 21.0%, decrease in other. Revenue growth in the aerospace market was the result of higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. The increase in energy revenue was a result of higher shipments of land-based gas turbine products in fiscal year 1998 compared to fiscal year 1997. The cause of the decrease in other markets is primarily due to the decline in the titanium golf club head business as the Company exited this business in fiscal year 1997.

     EBITDA increased to $86.6 million from $79.1 million in fiscal year 1998. EBITDA as a percentage of revenues decreased to 11.5% from 13.0% in fiscal year 1997. Aerospace market EBITDA in fiscal year 1998 was negatively affected by the impact of the Company's 29,000 ton press being taken out of service for repairs for six months. During the six month period the press was out of service, the work scheduled on the 29,000 ton press was performed on alternative presses at a significant increased cost. The Company has estimated that EBITDA in fiscal year 1998 was negatively impacted by approximately 2.3% as a result of underabsorption, inefficiencies and other items, all of which include extra labor, higher overtime, tooling modifications and higher scrap and rework costs.

     FINANCIAL RESULTS BY SEGMENT

     The three segments, based on markets served, are Aerospace, Energy and Other.

     AEROSPACE MARKET

     Fiscal year 1998 revenues for the Aerospace Market segment totaled $622.7 million compared to $475.1 million in fiscal year 1997, an increase of 31.1%. EBITDA increased to $81.2 million in fiscal year 1998 from $75.0 million in fiscal year 1997. The growth in revenues was attributable to higher airplane and engine build rates and higher demands for spares by aerospace engine prime contractors. Although there were higher shipments to aerospace customers during fiscal year 1998, the shipments to aerospace customers were impacted by the Company's 29,000 ton press being out of service for repairs for six months. In addition to impacts on revenues, EBITDA was negatively impacted by the disruption of that press being out of service. EBITDA as a percentage of sales decreased to 13.0% in fiscal year 1998 compared to 15.8% in fiscal year 1997. Significant costs were incurred in order to meet engine customers' product demands. The Company incurred production inefficiencies and high levels of overtime and rework resulting from production of turbine parts on alternate presses.

     ENERGY MARKET

     Fiscal year 1998 revenues for the Energy Market segment totaled $101.4 million, as compared to $97.1 million in fiscal year 1997, an increase of 4.4%. EBITDA also showed modest growth to $11.4 million in fiscal year 1998 from $9.6 million in fiscal year 1997. The growth in revenues was primarily attributable to higher shipments of land-based gas turbine products in fiscal year 1998 compared to fiscal year 1997. Improvements in EBITDA resulted from strong focus on cost management throughout the year.

     OTHER MARKET

     The Other Market segment revenues were $28.8 million, a $7.7 million decrease from $36.5 million in fiscal year 1998.
Although revenues decreased, EBITDA grew to $4.8 million, or 16.6% of revenues, compared to $2.8 million, or 7.7% of revenues in fiscal year 1998. The decline in other market revenues was primarily due to exiting the cast titanium golf club head business in fiscal year 1997. EBITDA in fiscal year 1997 was negatively impacted by price and demand declines within the titanium golf club head business which accounted for a significant portion of this segment's revenues. Although revenues decreased, higher margin parts generated from ordnance and commercial product sales resulted in a significant improvement in EBITDA for fiscal year 1998.

     There was no LIFO charge (credit) impacting EBITDA in fiscal year 1998. In fiscal year 1997, EBITDA, primarily impacting the aerospace market segment, was negatively impacted by a LIFO charge of $1.6 million.

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

     During fiscal year 1997, the Company recorded other charges of $23.1 million. Such other charges included $4.6 million to provide for the costs of workforce reductions at the Company's Grafton, Massachusetts, facility, $3.4 million to write off and dispose of certain forging equipment, $2.3 million to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations, $1.2 million to consolidate the titanium castings operations, $2.5 million to recognize the Company's 25.0% share of the net losses of its Australian joint venture and to reduce the carrying value of such joint venture, $0.3 million relating to expenditures for an investment in another joint venture, $5.7 million to reduce the carrying value of the cash surrender value of certain Company-owned life insurance policies and $1.2 million of costs, net of insurance recovery of $6.9 million, related to the Houston accident and $1.9 million to reduce the carrying value of the Jackson, Michigan, facility being held for sale.

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

     The Company provided $16.4 million for income taxes, net of a tax benefit of approximately $1.8 million relating to the utilization of NOL carryforwards. In addition, the Company recorded a $2.9 million tax benefit against the extraordinary loss of $8.1 million associated with the early extinguishment of the Company's 10 3/4% Senior Notes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The increase in the Company's cash of $9.3 million to $73.9 million at May 31, 1999 from $64.6 million at May 31, 1998 resulted from cash provided by operating activities of $59.8 million, issuance of common stock of $5.2 million in connection with employee compensation and benefit plans, $6.7 million of proceeds from the sale of fixed assets, and $0.4 million generated from other, net investing and financing activities, offset by capital expenditures of $47.4 million, $13.1 million repurchase of common stock and $2.3 million payment to Cooper Industries, Inc. ("Cooper"). The $2.3 million payment to Cooper was the final payment made in accordance with the Company's promissory note payable to Cooper under the terms of the Stock Purchase Agreement with Cooper related to the acquisition of Cameron Forged Products Company in May 1994.

     The increase in the Company's working capital of $6.2 million to $230.0 million at May 31, 1999 from $223.8 million at May 31, 1998 resulted primarily from (in millions):

Net income                                   $37.0
Decrease in:
  Long-term restructuring, integration
    disposal and environmental                (1.9)
  Long-term benefit liabilities               (2.8)
  Deferred taxes and other                    (0.2)
  Other changes in stockholders' equity       (0.2)
  Pension liability                           (1.1)
  Intangible assets                            1.2
  Net repurchase of common stock              (7.9)
Increase in:
  Other assets                                (2.4)
  Long-term debt                               1.7
  Property, plant and equipment, net         (17.2)

     Increase in working capital             $ 6.2

     As of May 31, 1999, the Company estimated the remaining cash requirements for the 1999 severance reserves to be $2.9 million, which the Company expects to spend during fiscal year 2000.

     As of May 31, 1999, the Company estimated the remaining cash requirements for the 1997 restructuring to be $2.5 million, of which the Company expects to spend approximately $2.2 million during fiscal year 2000 and $0.3 million thereafter.

     The Company spent $1.0 million in fiscal year 1999 for non-capitalizable environmental projects and has a reserve with respect to environmental matters of $15.5 million, of which it expects to spend $1.3 million in fiscal year 2000 and the remainder in future periods on non-capitalizable environmental activities.

     The Company from time to time expends cash on capital expenditures for more cost-effective operations, environmental projects and joint development programs with customers. In fiscal year 1999, capital expenditures amounted to $47.4 million and are expected to be approximately $25.0 million in fiscal year 2000.

     During fiscal year 1998, the Company issued $150.0 million of 8% Senior Notes due 2007 under an indenture between the Company and a bank as trustee. The 8% Senior Notes pay interest semi-annually in arrears on June 15 and December 15 of each year. The 8% Senior Notes are general unsecured obligations of the Company, are non-callable for a five-year period, and are senior to any future subordinated indebtedness of the Company. Proceeds from the sale of the 8% Senior Notes were used to repurchase $84.7 million (94%) of its outstanding 10 3/4% Senior Notes due 2003.

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of May 31, 1999, the total availability under the Receivables Financing Program was $65.0 million, there were no borrowings and letters of credit amounting to $9.8 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 22, 1998. The maximum borrowing capacity under the U.K. Credit Agreement is #2,000,000 (approximately $3,200,000) with separate letter of credit and guarantee limits of #1,000,000 (approximately $1,600,000) each. Borrowings bear interest at 1% over Clydesdale's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 1.5% per annum over Clydesdale's base rate. The U.K. Credit Agreement is secured by all present and future assets of Wyman-Gordon Limited (including without limitation, accounts receivable, inventory, property, plant and equipment, intellectual property, intercompany loans, and other real and personal property). The U.K. Credit Agreement contains covenants representations and warranties customary for such facilities. There were no borrowings outstanding at May 31, 1999 or May 31, 1998. At May 31, 1999, and May 31, 1998, Wyman-Gordon Limited had outstanding #1,069,000 (approximately $1,710,000), and #975,000
(approximately $1,590,000) respectively, of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($73.9 million at May 31, 1999), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned inventory reductions and accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, capital and environmental expenditures.

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

ACCOUNTING AND TAX MATTERS

     Reporting Comprehensive Income: In fiscal year 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components. The Company has reclassified all years presented to reflect accumulated other comprehensive income and its components in the consolidated statements of comprehensive income.

     Segment Information: In fiscal year 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises reporting and disclosure requirements for operating segments. The Statement requires that the Company present segment data based on the way that management organizes the businesses within the Company for making operating decisions and assessing performance.

     Pensions and Other Post Retirement Benefits:  In fiscal year
1999, the Company adopted Statement No. 132, "Employers'
Disclosures about Pensions and Other Post Retirement Benefits"
("SFAS 132") which revises disclosures about pension and other postretirement benefits.

     Accounting for Derivative Instruments and Hedging
Activities: In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is not expected to have material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard as required in fiscal 2001.

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

     The Company's overall Year 2000 project approach and status is as follows:

                                                  ESTIMATED
                                    STATE OF       TIMETABLE
DESCRIPTION OF APPROACH            COMPLETION    FOR COMPLETION
Computer Systems:
  Assess systems for possible
    Year 2000 impact                  100%     Completed
  Modify or replace non-compliant
    systems                            90%     September 30, 1999
  Test systems with system clocks
    set at current date                90%     September 30, 1999
  Test systems off-line with
    system clocks set at various
    Year 2000 related critical
    dates                              90%     September 30,1999
Plant Equipment:
  Computer-dependent plant
    equipment assessment and
    compliance procedures
    performed                          90%     October 30, 1999

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

     In addition to assessing the Company's Year 2000 readiness, the Company has also undertaken an action plan to assess and monitor the progress of third-party vendors in resolving Year 2000 issues. To date, the Company has generated correspondence to each of its third-party vendors to assure their Year 2000 readiness.
At this time, correspondence received and communication with the Company's major suppliers indicates Year 2000 readiness plans are currently being developed and monitored.

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Year 2000 project is 90% complete and the Company anticipates completing the project by October 30, 1999. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. The Company estimates it will cost approximately $1.2 million to make its computer-dependent plant equipment Year 2000 compliant. The total estimated cost of the Year 2000 computer project, including software modifications, consultants, replacement costs for non-compliant systems and internal personnel costs, based on presently available information, is not material to the financial operations of the Company and is estimated at approximately $2.0 million. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 computer issue could have a material impact on the operations of the Company.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

     The Company's subsidiary in Livingston, Scotland enters into foreign exchange contracts to manage risk on transactions conducted in foreign currencies. As discussed in the "Commitments and Contingencies" footnote, the Company had several foreign currency hedges in place at May 31, 1999 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal year 1999 or fiscal year 1998.

INTEREST RATE RISK

     As discussed in the "Short-Term and Long-Term Debt" footnote, the Company was committed to an interest rate swap on a revolving credit facility at May 31, 1999. If market rates would have averaged 10 percent higher than actual levels in fiscal year 1999, the effect on the Company's interest expense and net income, after considering the effects of the interest swap contract would not have been material. There were no borrowings under the Company's WGRC Revolving Credit Facility or the U.K. Credit Agreement during any period in fiscal years 1999 or 1998. As such, if market rates would have averaged 10 percent higher than actual levels in fiscal years 1999 and 1998, there would have been no impact to interest expense or net income as reported.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF
MANAGEMENT

To the Stockholders of Wyman-Gordon Company:

     We have prepared the financial statements included herein and are responsible for all information and representations contained therein. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on our best estimates and judgements.

     Wyman-Gordon maintains accounting and internal control systems that are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce records adequate for preparation of financial information. These systems are established and monitored in accordance with written policies that set forth management's responsibility for proper internal controls and the adequacy of these controls is subject to continuing independent review by our external auditors, Ernst & Young LLP.

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

     We believe that our policies and procedures provide
reasonable assurance that operations are conducted in conformity with applicable laws and with our commitment to a high standard of business conduct.
                              /S/ DAVID P. GRUBER
                              David P. Gruber
                              Chairman and Chief Executive
                              Officer

                              /S/ DAVID J. SULZBACH
                              David J. Sulzbach
                              Vice President, Finance,
                              Corporate Controller and
                              Principal Accounting Officer

                           WYMAN-GORDON COMPANY

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Stockholders of Wyman-Gordon Company:

     We have audited the accompanying consolidated balance sheets of Wyman-Gordon Company and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyman-Gordon Company and subsidiaries at May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

                              /S/ERNST & YOUNG LLP

Boston, Massachusetts
June 23, 1999

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                     YEAR      YEAR      YEAR
                                    ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                     1999      1998      1997
                         (000'S OMITTED, EXCEPT PER-SHARE DATA)
Revenue                            $849,261  $752,913  $608,742

Cost of goods sold                  715,902   637,267   511,108
Selling, general and
  administrative expenses            56,662    51,654    44,229
Other charges (credits)              13,745    (4,900)   23,083
                                    786,309   684,021   578,420
Income from operations               62,952    68,892    30,322
Other deductions (income):
  Interest expense                   14,234    12,548    10,822
  Miscellaneous, net                  1,223       907    (4,843)
                                     15,457    13,455     5,979
Income before income taxes           47,495    55,437    24,343
Provision (benefit) for
  income taxes                       10,467    16,355   (25,680)
Income before extraordinary item     37,028    39,082    50,023
Extraordinary loss, net of income
  tax benefit (Note E)                    -     5,192         -
Net income                         $ 37,028  $ 33,890  $ 50,023

Basic net income per share:
  Income before extraordinary
    item                           $   1.02  $   1.07  $   1.40
  Extraordinary item, net of tax          -      (.14)        -
  Net income                       $   1.02  $    .93  $   1.40

Diluted net income per share:
  Income before extraordinary
    item                           $   1.01  $   1.05  $   1.35
  Extraordinary item, net of tax          -      (.14)        -
  Net income                       $   1.01  $    .91  $   1.35

Shares used to compute net income
  per share:
  Basic                              36,149    36,331    35,825
  Diluted                            36,589    37,357    37,027


     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        MAY 31,    MAY 31,
                                           1999       1998
                                        (000'S OMITTED)
ASSETS
Cash and cash equivalents               $ 73,867   $ 64,561
Accounts receivable                      156,042    124,658
Inventories                               97,603    133,134
Prepaid expenses                           6,768      6,710
Deferred income taxes                      6,400          -
     Total current assets                340,680    329,063
Property, plant and equipment, net       214,604    197,363
Intangible assets                         18,296     19,461
Other assets                               8,130      5,723
     Total assets                       $581,710   $551,610

LIABILITIES
Current portion of long-term debt       $    965   $  3,017
Accounts payable                          52,561     51,590
Accrued liabilities and other             57,127     50,692
     Total current liabilities           110,653    105,299
Restructuring, integration,
  disposal and environmental              15,444     17,314
Long-term debt                           164,338    162,573
Pension liability                          1,771      2,908
Deferred income taxes and other           13,857     14,066
Postretirement benefits                   41,885     44,630

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 5,000,000 shares;
  none issued                                  -          -
Common stock, par value $1.00
  per share:
  Authorized 70,000,000 shares;
  issued 37,052,720                       37,053     37,053
Capital in excess of par value            27,360     28,037
Retained earnings                        185,875    148,847
Accumulated other comprehensive income     1,267      1,465
Treasury stock, 1,417,737 and 543,077
  shares at May 31, 1999 and 1998        (17,793)   (10,582)
    Total stockholders' equity           233,762    204,820
    Total liabilities and
      stockholders' equity              $581,710   $551,610



     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEAR      YEAR      YEAR
                                       ENDED     ENDED     ENDED
                                      MAY 31,   MAY 31,   MAY 31,
                                        1999      1998      1997
                                            (000'S OMITTED)
OPERATING ACTIVITIES:
Net income                           $ 37,028  $ 33,890  $ 50,023
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Extraordinary loss on debt
    retirement                              -     5,192         -
  Depreciation and amortization        27,576    23,473    20,872
  Deferred income taxes                (6,400)    6,500    (6,500)
  Gain on sale of operating assets     (5,000)        -         -
  Other charges                         9,779         -    19,145
  Losses on equity investment               -         -     2,734
Change in assets and liabilities:
  Accounts receivable                 (31,409)   (1,547)  (24,430)
  Inventories                          35,531   (38,219)  (27,235)
  Prepaid expenses and other assets    (2,421)      727     4,754
  Accrued restructuring,
    integration, disposal and
    environmental                      (4,385)   (3,536)   (3,950)
  Income and other taxes payable        5,804      (123)   (5,241)
  Accounts payable and accrued
    and other liabilities              (6,318)  (11,931)   17,839
     Net cash provided by
       operating activities            59,785    14,426    48,011
INVESTING ACTIVITIES:
  Investment in acquired
    subsidiaries                            -   (15,460)        -
  Capital expenditures                (47,380)  (48,017)  (34,123)
  Proceeds from sale of fixed assets    6,660       869       559
  Other, net                              716      (221)     (921)
     Net cash (used) by investing
       activities                     (40,004)  (62,829)  (34,485)
FINANCING ACTIVITIES:
  Payment to Cooper Industries, Inc.   (2,300)   (2,300)        -
  Net borrowings (repayments)
    of debt                              (287)   55,463     5,923
  Net proceeds from issuance of
    common stock                        5,214    12,433     7,325
  Repurchase of common stock          (13,102)   (4,603)   (4,937)
     Net cash provided (used) by
       financing activities           (10,475)   60,993     8,311
Increase in cash                        9,306    12,590    21,837
Cash, beginning of period              64,561    51,971    30,134
Cash, end of period                  $ 73,867  $ 64,561  $ 51,971

     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           CAPITAL
                         COMMON STOCK        IN
                         SHARES   PAR     EXCESS OF  RETAINED
                         ISSUED  VALUE    PAR VALUE  EARNINGS
                                    (000'S OMITTED)
Balance, May 31, 1996    37,053  $37,053   $33,291    $64,934
  Net income                                           50,023
  Stock plans                               (5,838)
  Stock repurchase
  Savings/Investment
    Plan match                                 155
  Pension equity
    adjustment
  Currency translation
Balance, May 31, 1997    37,053   37,053    27,608    114,957
  Net income                                           33,890
  Stock plans                                   12
  Stock repurchase
  Savings/Investment
    Plan match                                 417
  Pension equity
    adjustment
  Currency translation
Balance, May 31, 1998    37,053   37,053    28,037    148,847
  Net income                                           37,028
  Stock plans                                 (311)
  Stock repurchase
  Savings/Investment
    Plan match                                (366)
  Pension equity
    adjustment
  Currency translation
Balance, May 31, 1999    37,053  $37,053   $27,360   $185,875
</TABLE













     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.



                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                             ACCUMULATED
                               OTHER
                            COMPREHENSIVE  TREASURY
                               INCOME       STOCK      TOTALS
                                     (000'S OMITTED)
Balance, May 31, 1996        $   719       $(26,054)   $109,943
  Net income                                             50,023
  Stock plans                                11,106       5,268
  Stock repurchase                           (4,937)     (4,937)
  Savings/Investment
    Plan match                                1,902       2,057
  Pension equity
    adjustment                   (23)                       (23)
  Currency translation         2,067                      2,067
Balance, May 31, 1997          2,763        (17,983)    164,398
  Net income                                             33,890
  Stock plans                                 9,982       9,994
  Stock repurchase                           (4,603)     (4,603)
  Savings/Investment
    Plan match                                2,022       2,439
  Pension equity
    adjustment                  (901)                      (901)
  Currency translation          (397)                      (397)
Balance, May 31, 1998          1,465        (10,582)    204,820
  Net income                                             37,028
  Stock plans                                 2,973       2,662
  Stock repurchase                          (13,102)    (13,102)
  Savings/Investment
    Plan match                                2,918       2,552
  Pension equity
    adjustment                   663                        663
  Currency translation          (861)                      (861)
Balance, May 31, 1999        $ 1,267       $(17,793)   $233,762
</TABLE













     The accompanying Notes to the Consolidated Financial
Statements are an integral part of these financial statements.



                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                   YEAR       YEAR      YEAR
                                  ENDED      ENDED     ENDED
                                MAY 31,    MAY 31,   MAY 31,
                                   1999       1998      1997
                                       (000'S OMITTED)
Net income                      $37,028    $33,890     $50,023
Other comprehensive
  income (loss):
  Minimum pension liability
    adjustment                      663       (901)        (23)
  Foreign currency
    translation adjustments        (861)      (397)      2,067
     Total other comprehensive
      income (loss)                (198)    (1,298)      2,044
Total comprehensive income      $36,830    $32,592     $52,067





























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

     The Company maintains its books using a 52/53 week year ending on the Saturday nearest to May 31. For purposes of the consolidated financial statements, the year-end is stated at May
31. The years ended May 31, 1999, 1998 and 1997 consisted of 52 weeks.

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

     Depreciable Assets: Property, plant and equipment, including significant renewals and betterments, are capitalized at cost and are depreciated on the straight-line method. Generally, depreciable lives range from 10 to 20 years for land improvements, 10 to 40 years for buildings and 5 to 15 years for machinery and equipment. Tooling production costs are primarily classified as machinery and equipment and are capitalized at cost less associated reimbursement from customers and depreciated over 5 years. Depreciation expense amounted to $26,871,000, $22,835,000 and $20,168,000 in the years ended May 31, 1999, 1998 and 1997, respectively.

     Bank Fees: Bank fees and related costs of obtaining credit facilities are recorded as other assets and amortized over the term of the facilities.

     Net Income per Share: The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic per-share data are computed based on the weighted average number of common shares outstanding during each year. Diluted per-share data include common stock equivalents related to outstanding stock options unless their inclusion would be antidilutive.

     Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company has approximately 1,140 active customers. However, the Company's accounts receivable are concentrated with a small number of Fortune 500 companies with whom the Company has long-standing relationships. Accordingly, management considers credit risk to be low. Five customers accounted for 48.6%, 50.5% and 47.7% of the Company's revenues during the years ended May 31, 1999, 1998 and 1997, respectively.

     Currency Translation: For foreign operations, the local currency is the functional currency. Assets and liabilities are translated at year-end exchange rates, and statement of income items are translated at the average exchange rates for the year. Translation adjustments are reported in accumulated other comprehensive income as a separate component of stockholders' equity, which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature.

     Research and Development: Research and development expenses, including related depreciation, amounted to $2,947,000, $3,290,000 and $2,895,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

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

     Reporting Comprehensive Income: In fiscal year 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components. The Company has reclassified all years presented to reflect accumulated other comprehensive income and its components in the consolidated statements of comprehensive income. The components that make up accumulated other comprehensive income as of May 31, 1999, 1998 and 1997 are as follows:

                                 MAY 31,   MAY 31,   May 31,
                                    1999      1998      1997
                                         (000's OMITTED)
Accumulated Pension liability
  adjustment                     $ (315)   $ (976)   $  (76)
Accumulated foreign currency
  translation                     1,582     2,441     2,839
     Total accumulated other
      comprehensive income       $1,267    $1,465    $2,763

B.   ACQUISITIONS

     1999

     On July 31, 1998, the Company and Titanium Metals Corporation ("TIMET") combined their respective titanium casting businesses into a jointly-owned venture. The joint venture, 80.1% owned by Wyman-Gordon and 19.9% owned by TIMET, consists primarily of Wyman-Gordon's titanium casting business located in Franklin, New Hampshire, and TIMET's titanium casting business located in Albany, Oregon. The joint venture produces investment castings primarily for the aerospace market and seeks to develop new applications for titanium castings. The joint venture and its operating results from the date of acquisition are not material to the consolidated financial statements of the Company.

     In connection with the formation of the joint venture, Wyman-Gordon exchanged the operating assets from its Millbury, Massachusetts, vacuum arc remelting facility, which produces titanium ingots for further processing into finished forgings, for $5.0 million and similar operating assets of TIMET's titanium casting business, valued at approximately $7.0 million. The exchange was treated as a nonmonetary exchange of assets, and a gain was recognized for the cash received. In addition, Wyman-Gordon and TIMET have entered into a ten-year supply agreement pursuant to which TIMET will supply a portion of Wyman-Gordon's requirements for titanium raw materials for its forging and casting operations.

     1998

     On April 9, 1998, the Company acquired International Extruded Products, LLC ("IXP"), a specialty manufacturer of extruded seamless wall pipe, for approximately $15,460,000. The acquisition was financed through operating cash. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This acquisition did not materially impact consolidated results, therefore no pro forma information is provided.

C.   BALANCE SHEET INFORMATION

     Components of selected captions in the consolidated balance sheets follow:

                                             MAY 31,   MAY 31,
                                                1999      1998
                                               (000'S OMITTED)
PROPERTY, PLANT AND EQUIPMENT:
Land, buildings and improvements             $132,834  $133,401
Machinery and equipment                       359,786   330,337
Under construction                             23,555    27,065
                                              516,175   490,803
Less:  accumulated depreciation               301,571   293,440
                                             $214,604  $197,363
INTANGIBLE ASSETS:
Pension intangible                           $  1,387  $  1,847
Costs in excess of net assets acquired         28,786    28,786
Less:  accumulated amortization               (11,877)  (11,172)
                                             $ 18,296  $ 19,461
OTHER ASSETS:
Cash surrender value of Company-owned
  life insurance policies                    $  1,170  $  1,105
Other                                           6,960     4,618
                                             $  8,130  $  5,723
ACCRUED LIABILITIES AND OTHER:
Accrued payroll and benefits                 $ 13,254  $ 12,520
Restructuring, integration, disposal
  and environmental reserves                   12,211     5,330
Other                                          31,662    32,842
                                             $ 57,127  $ 50,692

D.   INVENTORIES

     Inventories consisted of the following:

                                             MAY 31,   MAY 31,
                                                1999      1998
                                               (000'S OMITTED)
Raw Material                                 $ 36,849  $ 50,050
Work-in-process                                65,654    92,136
Other                                           3,204     4,221
                                              105,707   146,407
Less progress payments                          8,104    13,273
                                             $ 97,603  $133,134

     At May 31, 1999 and 1998 approximately 33% and 38%, respectively, of inventories are valued at LIFO cost. If all inventories valued at LIFO cost had been valued at FIFO cost or market which approximates current replacement cost, inventories would have been $16,446,000 and $18,262,000 higher than reported at May 31, 1999 and 1998, respectively.

     LIFO inventory quantities decreased in the year ended May 31, 1999. LIFO inventory quantities increased in each of the years ended May 31, 1998 and 1997, respectively. Inflation and deflation have negative and positive effects on income from operations, respectively. The effects of lower quantities and deflation (inflation) were as follows:

                                     YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                        (000'S OMITTED)
Lower quantities                   $1,398    $     -   $     -
Deflation (inflation)                 418          -    (1,600)
Net increase (decrease) to income
  from operations                  $1,816    $     -   $(1,600)


E.   SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt consisted of the following:

                                             MAY 31,   MAY 31,
                                                1999      1998
                                               (000'S OMITTED)
Current portion of long-term debt            $    965  $  3,017

Long-term debt:
  8% Senior Notes                            $150,000  $150,000
  10 3/4% Senior Notes                          5,275     5,275
  Industrial Revenue Bond                       4,800     5,600
  Revolving Credit Facility, fixed rate
    of 6.48% under a swap agreement at
    May 31, 1999, variable rate of 5.7%
    (LIBOR plus .75%) at June 2, 1999,
    expiring fiscal 2002                        4,000         -
  Other                                           263     1,698
     Total long-term debt                    $164,338  $162,573

     During fiscal year 1998, the Company issued $150,000,000 of 8% Senior Notes due 2007 ("8% Senior Notes") under an indenture between the Company and a bank as trustee. The 8% Senior Notes pay interest semi-annually in arrears on June 15 and December 15 of each year. The 8% Senior Notes are general unsecured obligations of the Company, are non-callable for a five year period, and are senior to any future subordinated indebtedness of the Company. Proceeds from the sale of the 8% Senior Notes were used to repurchase $84,725,000 (94%) of its outstanding 10 3/4% Senior Notes due 2003 ("10 3/4% Senior Notes").

     In conjunction with the extinguishment of the 10 3/4% Senior Notes, the Company recorded an extraordinary loss, net of income tax benefit of $2,920,000, amounting to $5,192,000. The extraordinary after-tax loss relates to (i) the premium related to the retirement of the 10 3/4% Senior Notes, (ii) the write-off of certain deferred debt issue expenses and (iii) fees and expenses paid by the Company with respect to the tender offer for the 10 3/4% Senior Notes.

     The estimated fair value of the combined 8% and 10 3/4%
Senior Notes was $151,952,000 and $157,067,000 at May 31, 1999
and 1998, respectively, based on third party valuations.

     During fiscal year 1997, the Company issued an Industrial Revenue Bond (the "IRB") for the construction of a facility in Montrose, Colorado amounting to $6,000,000. The IRB bears an interest rate approximating 3.5%, fluctuating weekly. The fair value approximates market value. The Company maintains a letter of credit to collateralize the IRB.

     On May 20, 1994, the Company initiated, through a subsidiary, Wyman-Gordon Receivables Corporation ("WGRC"), a revolving credit agreement with a group of five banks ("Receivables Financing Program"). WGRC is a separate corporate entity from Wyman-Gordon Company and its other subsidiaries, with its own separate creditors. WGRC's business is the purchase of accounts receivable from Wyman-Gordon Company and certain of its subsidiaries ("Sellers"), and neither WGRC on the one hand nor the Sellers (or subsidiaries or affiliates of the Sellers) on the other have agreed to pay or make their assets available to pay creditors of others. WGRC's creditors have a claim on its assets prior to those assets becoming available to any creditors of any of the Sellers. The facility provides for a total commitment by the banks of up to $65,000,000, including a letter of credit sub-facility of up to $35,000,000. Interest on borrowings is charged at LIBOR plus 0.625% or based on the bank's base rate.

     There were no borrowings outstanding under the Receivables Financing Program at May 31, 1999 and 1998. At May 31, 1999 and 1998, the total availability under the Receivables Financing Program was $65,000,000, there were no borrowings against the available amounts in either year and letters of credit amounting to $9,808,000 and $8,373,000 were outstanding, respectively.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective June 22, 1998. The maximum borrowing capacity under the U.K. Credit Agreement is #2,000,000 (approximately $3,200,000) with separate letter of credit and guarantee limits of #1,000,000 (approximately $1,600,000) each. Borrowings bear interest at 1% over Clydesdale's base rate. In the event that borrowings by way of overdraft are allowed to exceed the agreed limit, interest on the excess borrowings will be charged at the rate of 1.5% per annum over Clydesdale's base rate. The U.K. Credit Agreement is secured by all present and future assets of Wyman-Gordon Limited (including without limitation, accounts receivable, inventory, property, plant and equipment, intellectual property, intercompany loans, and other real and personal property). The U.K. Credit Agreement contains covenants representations and warranties customary for such facilities. There were no borrowings outstanding at May 31, 1999 or May 31, 1998. At May 31, 1999, and May 31, 1998, Wyman-Gordon Limited had outstanding #1,069,000 (approximately $1,710,000), and #975,000
(approximately $1,590,000) respectively, of letters of credit or guarantees under the U.K. Credit Agreement.

     For the years ended May 31, 1999 and 1998, the weighted average interest rate on short-term borrowings was 4.4% and 6.5%, respectively.

     Annual maturities of long-term debt in the next five years amount to $965,460 for 2000, $897,707 for 2001, $4,907,732 for
2002, $6,132,978 for 2003, $800,000 for 2004 and $151,600,000
thereafter. On June 30, 1998, the Company made a final principal payment of $2,300,000 under the Company's promissory note to Cooper Industries, Inc. provided under the terms of the Stock Purchase Agreement with Cooper Industries, Inc.

     The components of interest expense are as follows:


                                      YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                          (000'S OMITTED)
Interest on debt                   $13,069   $11,319   $ 9,795
Capitalized interest                     -         -      (528)
Amortization of financing fees
 and other                           1,165     1,229     1,555
     Interest expense              $14,234   $12,548   $10,822

     Total interest paid approximates "Interest on debt" stated in the table above.


F.   RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

  Cameron Purchase Cash Costs:

     In connection with the acquisition of Cameron Forged
Products Company ("Cameron"), the Company recorded $7,000,000 for costs related to the relocation of Cameron machinery and dies, severance of Cameron personnel and other costs. All activities associated with these reserves have been completed.

  1994 Cameron Integration Costs:

     The integration of Cameron in May 1994 resulted in the Company's recording an integration restructuring charge totalling $24,100,000 to provide for relocating machinery, equipment, tooling and dies of the Company, relocation and severance costs of Company personnel and the write-down of certain assets of the Company. The reserve was comprised of non-cash charges of $15,800,000 which were fully charged by the end of fiscal year 1995, and a charge of $8,300,000 representing estimated future cash charges. As of May 31, 1999, the Company estimates future cash outlays of approximately $300,000 in the year ended May 31, 2000 and $200,000 thereafter, in accordance with future payments under contractual obligations.

  1997 Restructuring:

     The Company recorded a charge totalling $11,500,000 which included $4,600,000 to provide for severance and other personnel costs associated with workforce reductions at the Company's Grafton, Massachusetts forging facility, $3,400,000 to write-off and dispose of certain Forging equipment, $2,300,000 to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations and $1,200,000 to consolidate the titanium castings operations. The Company made a total of $3,900,000 of cash charges against these reserves during the years ended May 31, 1999, 1998 and 1997 and estimates that the remaining reserves associated with the disposal of Forging equipment and consolidation of the titanium castings operations will require cash outlays of $2,200,000 in the year ended May 31, 2000 and $300,000 thereafter.

     A summary of charges made or estimated to be made against restructuring, integration and disposal reserves is as follows:

                                          FIVE MONTHS
                                                ENDED
                                         MAY 31, 1994      YEAR
                                          THROUGH THE     ENDED
                                           YEAR ENDED   MAY 31,
                                TOTAL    MAY 31, 1997      1998
                                       (000'S OMITTED)
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's
    machinery and equipment
    and tooling and dies        $ 3,200    $ 2,800      $  100
  Severance of personnel          3,800      3,600           -
     Total cash charges         $ 7,000    $ 6,400      $  100
1994 CAMERON INTEGRATION COSTS:
  Movement of machinery,
   equipment and tooling and
   dies                         $ 4,300    $ 3,200      $  400
  Severance and other personnel
    costs                         4,000      3,600         100
     Total cash charges         $ 8,300    $ 6,800      $  500
1997 RESTRUCTURING:
  Cash:
  Severance and other personnel
    costs                       $ 2,200    $   200      $1,400
  Disposal of Forging equipment   2,300          -         400
  Castings titanium operations    1,900        700           -
     Total cash charges           6,400        900       1,800
  Non-cash:
  Severance and other personnel
    costs                         2,400      2,400           -
  Asset write-off and
    revaluation                   2,700      2,700           -
     Total non-cash charges       5,100      5,100           -
     Total 1997 Restructuring
      charges                   $11,500    $ 6,000      $1,800

                                                           YEAR
                                              YEAR        ENDED
                                             ENDED      MAY 31,
                                           MAY 31,     2000 AND
                                              1999   THEREAFTER
                                       (000'S OMITTED)
CAMERON PURCHASE CASH COSTS:
  Cost of relocating Cameron's
    machinery and equipment
    and tooling and dies                   $   300     $    -
  Severance of personnel                       200          -
     Total cash charges                    $   500     $    -
1994 CAMERON INTEGRATION COSTS:
  Movement of machinery,
    equipment and tooling and
    dies                                   $   200     $  500
  Severance and other personnel
    costs                                      300          -
     Total cash charges                    $   500     $  500
1997 RESTRUCTURING:
  Cash:
  Severance and other personnel
    costs                                  $   600     $    -
  Disposal of Forging equipment                600      1,300
  Castings titanium operations                   -      1,200
     Total cash charges                      1,200      2,500
  Non-Cash:
  Severance and other personnel
    costs                                        -          -
  Asset write-off and
    revaluation                                  -          -
     Total non-cash charges                      -          -
     Total 1997 Restructuring
      charges                              $ 1,200     $2,500

  Other Charges (Credits):

     Other charges (credits) are as follows:

                                      YEAR       YEAR       YEAR
                                     ENDED      ENDED      ENDED
                                   MAY 31,    MAY 31,    MAY 31,
                                      1999       1998       1997
                                           (000'S OMITTED)
Write-off of Australian joint
  venture                          $     -    $     -    $ 2,484
(Recovery) write-off of cash
  surrender value of company-
  owned life insurance polices           -     (4,000)     5,745
(Recovery) write-off of building
  held for sale                          -     (1,900)     1,900
Houston accident costs                   -          -      1,200
Houston accident claim settlement
  costs                             12,955          -          -
Gain on sale of operating assets
  of Millbury facility              (5,000)         -          -
Severance and asset write-down       5,790          -          -
Other                                    -      1,000        250
                                   $13,745    $(4,900)   $11,579

     During fiscal year 1999, the Company recorded a charge totalling $5,790,000 which included $4,700,000 to provide for severance and other personnel costs associated with company-wide headcount reductions and a charge of $1,090,000 to reduce the carrying value and dispose of certain assets of the Company's titanium castings operations. The Company made a total of $1,800,000 of cash charges against this reserve during fiscal year 1999 and estimates the remaining severance and other personnel costs will require a cash outlay of $2,900,000 in the year ending May 31, 2000.

G.   ENVIRONMENTAL MATTERS

     The Company's operations are subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of alleged environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial inquiries and proceedings regarding environmental matters. Nevertheless, the Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's operations as a whole. However, it is not possible to predict accurately the amount or timing of costs of any future environmental remediation requirements. The Company continues to design and implement a system of programs and facilities for the management of its raw materials, production processes and industrial waste to promote compliance with environmental requirements. As of May 31, 1999, aggregate environmental reserves amounted to $15.5 million, which includes expected cleanup costs estimated between $4.4 million and $5.4 million upon the eventual sale of the Worcester, Massachusetts facility, certain environmental issues, including the remediation of on-site landfills, at the Houston, Texas facility amounting to approximately $3.0 million, $4.4 million in remediation projects at the Grafton, Massachusetts facility, $0.8 million for remediation at the Buffalo, New York facility and $1.1 million for various Superfund sites. There can be no assurance that the actual costs of remediation will not eventually materially exceed the amount presently accrued.

     Pursuant to an agreement entered into with the U.S. Air Force upon the acquisition of the Grafton facility from the federal government in 1982, the Company agreed to make expenditures totaling $20.8 million for environmental management and remediation at that site, of which $3.3 million remained as of May 31, 1999. Approximately one-half of the remaining Air Force projects are capital in nature and the remainder are covered by existing reserves. These expenditures will not resolve all of the Company's obligations to federal and state regulatory authorities, who are not parties to the agreement, however, and the Company expects to incur an additional amount, currently estimated at approximately $2.8 million, to comply with current federal and state environmental requirements governing the investigation and remediation of contamination at the site.

     The Company's Grafton facility was formerly included in the U.S. Nuclear Regulatory Commission's ("NRC") May 1992 Site Decommissioning Management Plan ("SDMP") for low-level radioactive waste as the result of the disposal of magnesium thorium alloys at the facility in the 1960s and early 1970s under license from the Atomic Energy Commission. On March 31, 1997, the NRC informed the Company that jurisdiction for the Grafton site had been transferred to the Commonwealth of Massachusetts Department of Public Health (the "DPH") and that the Grafton facility had been removed from the SDMP. Although it is unknown what specific remediation and disposal requirements may be imposed on the Company by the DPH, the Company believes that a reserve of $1.5 million, included within the $2.8 million noted above, is sufficient to cover all costs. There can be no assurance, however, that such reserve will be adequate to cover any obligations that the DPH may ultimately impose on the Company.

     The Company, together with numerous other parties, has been named a PRP under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Operating Industries, Monterey Park, California; PSC Resources, Palmer, Massachusetts; the Harvey GRQ site, Harvey, Illinois; and the Gemme/Fournier site, Leicester, Massachusetts. The Company believes that a reserve of $1.1 million recorded on its books is sufficient to cover all costs.

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


H.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has a defined benefit pension plan covering substantially all employees. Benefits are generally based on years of service and a fixed monthly rate or average earnings during the last years of employment. Pension plan assets are invested in equity and fixed income securities, pooled funds including real estate funds and annuities. Company contributions are determined based upon the funding requirements of U.S. and other governmental laws and regulations. The Company also provides most retired employees with health care and life insurance benefits. The majority of these health care and life insurance benefits are provided through insurance companies, some of whose premiums are computed on a cost plus basis. The Company has no plans for funding the liability and will continue to pay for retiree medical costs as they occur.

     In fiscal year 1999, the Company adopted Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132") which revises disclosures about pension and other postretirement benefits. The following information is provided in accordance with the requirements of the statement for the plans discussed above.


   U.S. Pension and Postretirement Benefit Plans

                                             POSTRETIREMENTS
                        PENSION BENEFITS        BENEFITS
                          YEAR       YEAR     YEAR       YEAR
                         ENDED      ENDED    ENDED      ENDED
                       MAY 31,    MAY 31,  MAY 31,    MAY 31,
                          1999       1998     1999       1998
                                   (000's OMITTED)
Change in plan assets:
  Beginning fair value
   of plan assets      $195,987  $164,977  $      -  $      -
  Actual return on
   plan assets           12,299    45,296         -         -
  Benefits paid         (14,499)  (14,286)        -         -
    Ending fair value
      of plan assets   $193,787  $195,987  $      -  $      -

Change in benefit
 obligations:
  Beginning benefit
   obligations         $180,707  $169,965  $ 46,638  $ 46,443
  Service cost            5,326     4,961       166       160
  Interest cost          11,694    12,179     3,063     3,372
  Amendments                  -         -      (271)        -
  Special termination
   costs (benefits)         522         -      (234)        -
  Actuarial (gains)
   losses                (1,054)    8,794       657     2,476
  Benefits paid         (15,490)  (15,192)   (5,756)   (5,813)
    Ending benefit
     obligations       $181,705  $180,707  $ 44,263  $ 46,638

Reconciliation to
 balance sheet amounts:
  Funded status of the
   plan (underfunded)  $ 12,083  $ 15,280  $(44,263) $(46,638)
  Unrecognized
   actuarial net
    (gain) loss         (24,057)  (28,221)    2,020     1,335
  Unrecognized prior
   service cost           6,462     7,503       358       673
  Unrecognized
   transition
    obligation            1,271     2,021         -         -
    Accrued benefit
     cost              $ (4,241) $ (3,417) $(41,885) $(44,630)

                                             POSTRETIREMENTS
                        PENSION BENEFITS        BENEFITS
                          YEAR       YEAR     YEAR       YEAR
                         ENDED      ENDED    ENDED      ENDED
                       MAY 31,    MAY 31,  MAY 31,    MAY 31,
                          1999       1998     1999       1998
                                  (000's OMITTED)
Amounts recognized in
 the balance sheets:
  Prepaid benefit cost $ 3,842   $ 3,750   $      -  $      -
  Accrued benefit
   liability            (9,785)   (9,990)         -         -
  Pension intangible
   asset                 1,387     1,847          -         -
  Accumulated other
   comprehensive
   (income) loss           315       976          -         -
  Accrued retirement
   benefits obligation       -         -    (41,885)  (44,630)
    Accrued benefit
     cost              $(4,241)  $(3,417)  $(41,885) $(44,630)

     Included in the aggregated data in the above tables are amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets. The
Company maintains two unfunded pension plans and the amounts related to such plans were as follows:

                                        YEAR         YEAR
                                       ENDED        ENDED
                                     MAY 31,      MAY 31,
                                        1999         1998
                                        (000's OMITTED)
Projected benefit obligation         $ 11,952     $ 11,202
Accumulated benefit obligation       $  9,785     $  9,990

     The assumptions used in determining the benefit obligations in fiscal years 1999 and 1998 were as follows:

                                             POSTRETIREMENTS
                       PENSION BENEFITS         BENEFITS
                          YEAR      YEAR      YEAR      YEAR
                         ENDED     ENDED     ENDED     ENDED
                       MAY 31,   MAY 31,   MAY 31,    MAY 31,
                          1999      1998      1999       1998
Discount rate           6.75%   7.00%       6.75%     7.00%
Expected return on
 plan assets           10.50%   10.00%         -         -
Rate of compensation
 increase               3.00%   4.00-5.00%     -         -

     The assumed health care cost trend rate has a significant effect on the amounts reported. For the year ended May 31, 1999, the medical trend rates for indemnity and Health Maintenance Organization ("HMO") inflationary costs are 6.0% and 4.0%, respectively. The rates for indemnity and HMO for the year ended May 31, 2000 are 5.5% and 4.0% and are ultimately estimated at 5.0% and 4.0%, respectively, for the year ended May 31, 2001.

                                1 PERCENTAGE    1 PERCENTAGE
                                POINT INCREASE  POINT DECREASE
                                       (000's OMITTED)
Effect on total of service
 and interest cost components       $  235         $  (214)
Effect on postretirement
 benefit obligation                 $3,074         $(2,816)

     The net cost for the Company's U.S. pension plans consisted of the following components:

                                      YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                          (000's OMITTED)
Service cost                       $  5,326  $  4,961  $  4,298
Interest cost                        11,694    12,179    11,302
Expected return on plan assets      (17,653)  (14,611)  (14,658)
Amortization of prior service cost    1,041     1,041       820
Amortization of transitional
 (asset) or obligation                  750       750       750
Recognized actuarial loss               135        97         6
Enhanced benefit package for
 early retirement                       522         -     3,775
  Net pension cost                 $  1,815  $  4,417  $  6,293

     The cost of postretirement benefits other than pensions consisted of the following components:

                                      YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                          (000's OMITTED)
Service cost                       $  166    $  160    $   380
Prior service cost                     44        61          -
Benefit from early retirement
 package                             (234)        -     (1,375)
Interest cost                       3,062     3,372      3,550
Net amortization and deferral           -         -        409
 Postretirement benefit cost       $3,038    $3,593    $ 2,964

  U.K. Pension Plan

                                       YEAR          YEAR
                                      ENDED         ENDED
                                    MAY 31,       MAY 31,
                                       1999          1998
                                        (000's OMITTED)
Change in Plan Assets:
  Beginning fair value of plan
   assets                           $26,686       $21,873
  Actual return on plan assets        1,259         4,595
  Company contributions                 840           776
  Plan participants' contributions      418           388
  Benefits and expenses paid         (1,152)         (445)
    Ending fair value of plan
     assets                         $28,051       $27,187

                                       YEAR          YEAR
                                      ENDED         ENDED
                                    MAY 31,       MAY 31,
                                       1999          1998
                                        (000's OMITTED)
Change in Benefit Obligations:
  Beginning benefit obligations     $25,306       $21,035
  Service cost                          896           737
  Interest cost                       1,568         1,674
  Plan participants' contributions      418           388
  Liability loss                      2,558         2,183
  Benefits paid                        (942)         (236)
    Ending benefit obligation       $29,804       $25,781

                                        YEAR         YEAR
                                       ENDED        ENDED
                                     MAY 31,      MAY 31,
                                        1999         1998
                                        (000's OMITTED)
Reconciliation to balance
 sheet amounts:
  Funded status of the plan
   (underfunded)                     $(1,753)     $ 1,406
  Unrecognized net loss/(gain)         2,042       (1,322)
    Prepaid pension cost             $   289      $    84


     The assumptions used in determining the benefit obligation in fiscal years 1999 and 1998 were as follows:

                                    YEAR          YEAR
                                   ENDED         ENDED
                                 MAY 31,       MAY 31,
                                    1999          1998
Discount rate                      5.75%         6.25%
Expected return on plan assets     6.25%         6.25%
Rate of compensation increase      3.25%         3.25%


     Pension expense for the U.K. pension plan consisted of the following components:

                                      YEAR     YEAR       YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                           (000'S OMITTED)
Service cost                       $   924   $   746   $   629
Interest cost                        1,617     1,695     1,507
Expected return on assets           (1,739)   (1,800)   (1,640)
     Net pension expense           $   802   $   641   $   496

  Defined Contribution Plan

     The Company also makes a 401(k) plan available to most full-time employees. Employer contributions to the defined contribution plan are made at the Company's discretion and are reviewed periodically. The Company made cash contribution of $704,000 for the year ended May 31, 1999. There were no cash contributions in the years ended May 31, 1998 and 1997. Additionally, for the years ended May 31, 1999, 1998 and 1997, the Company contributed 176,617, 100,409 and 97,696 shares of its common stock from Treasury to its defined contribution plan, respectively, and recorded expense relating thereto of $2,552,000, $2,439,000 and $2,057,000, respectively.

I.   FEDERAL, FOREIGN AND STATE INCOME TAXES

     The components of the net provision (benefit) for income taxes for the years ended May 31, 1999, 1998 and 1997 are as follows:

                                  YEAR       YEAR       YEAR
                                 ENDED      ENDED      ENDED
                               MAY 31,    MAY 31,    MAY 31,
                                  1999       1998       1997
                                       (000's OMITTED)
Current tax provision:
  Federal                      $13,864    $ 5,778    $  7,900
  State                          2,000      1,250         680
  Foreign                        1,003      2,827       2,170
                                16,867      9,855      10,750
Deferred tax (credit) provision:
  Federal                       (5,600)     6,500     (34,080)
  State                           (800)         -        (480)
  Foreign                            -          -      (1,870)
                                (6,400)     6,500     (36,430)
     Net provision (benefit)
      for income taxes         $10,467    $16,355    $(25,680)

     In the year ended May 31, 1999, the Company provided $10,467,000 for income taxes. In the year ended May 31, 1998, the Company provided $16,355,000 for income taxes, net of a tax benefit of approximately $1,800,000 relating to the utilization of NOL carryforwards. In fiscal year 1998, the Company recorded a $2,920,000 tax benefit against the extraordinary loss of $8,112,000 associated with the early extinguishment of the Company's 10 3/4% Senior Notes.

     The provision (benefit) for income taxes before extraordinary item is at a rate other than the federal statutory tax rate for the following reasons:

                                      YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                          (000'S OMITTED)
Provision at the applicable
  U.S. federal statutory tax rate  $16,623   $19,403   $  8,442
Benefit from net permanent tax
  differences                         (510)   (4,059)         -
Benefit of higher statutory tax
  rates in applicable prior years
  realized in Section 172(f)
  carryback claims                       -         -     (2,700)
State income taxes                   1,300     1,640        200
(Decrease) increase of deferred
  tax asset valuation allowance     (6,400)    1,168    (30,626)
Other                                 (546)   (1,797)      (996)
Income tax provision (benefit)
  before extraordinary loss tax
  benefit                          $10,467   $16,355   $(25,680)

     The principal components of deferred tax assets and liabilities were as follows:

                                   MAY 31, 1999 MAY 31, 1998
                                         (000'S OMITTED)
DEFERRED TAX ASSETS
  Provision for postretirement
    benefits                         $ 17,173      $ 18,298
  Net operating loss carryforwards      6,714         4,667
  Restructuring provisions             11,120         8,406
  Alternative minimum tax
    carryforward credit                 2,781         5,964
  Other                                 9,145         8,205
                                       46,933        45,540
  Valuation allowance                 (26,613)      (32,269)
                                       20,320        13,271
DEFERRED TAX LIABILITIES
  Accelerated depreciation             13,594        12,409
  Other                                   326           862
                                       13,920        13,271
Net deferred tax asset               $  6,400      $      -

     The Company has recorded a valuation allowance for deferred tax assets because of uncertainties associated with the realization of some of the deferred tax benefits. The change in the valuation allowance primarily reflects the expected utilization of AMT credits, use of certain state NOL carryforwards and credits associated with various other deferred assets.

J.   NET INCOME PER SHARE

     There were no adjustments required to be made to income before extraordinary item for purposes of computing basic and diluted net income per share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                                   MAY 31,    MAY 31,     MAY 31,
                                     1999       1998        1997
Shares used to compute basic
  net income per share          36,149,072 36,331,305  35,824,576
Dilutive effect of stock
  options                          440,277  1,025,553   1,202,247
Shares used to compute
  diluted net income per
  share                         36,589,349 37,356,858  37,026,823

     There were stock options outstanding that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore would be antidilutive. The following table summarizes all options exceeding average market price as of the years ended May 31, 1999, 1998 and 1997:

                              MAY 31,     MAY 31,    MAY 31,
                                 1999        1998       1997
Options exceeding
 average market price         1,243,145   240,000    185,000

Exercise price range          $16.56-     $25.50     $23.00
                              $25.50

K.   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     The Company, through administration by the Compensation Committee of the Company's Board of Directors (the "Committee"), may grant awards under the Company's Long-Term Incentive Plans in the form of non-qualified stock options or incentive stock options to those key employees it selects to purchase in the aggregate up to 3,400,000 shares of newly issued or treasury common stock. Options expire after 10 years from the date of grant and generally become exercisable ratably over a three to seven year period commencing from the date of grant. The exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Awards of stock appreciation rights ("SAR's") may also be granted, either in tandem with grants of stock options (and exercisable as an alternative to the exercise of stock options) or separately.

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

                            YEAR   WEIGHTED     YEAR   WEIGHTED
                           ENDED    AVERAGE    ENDED    AVERAGE
                         MAY 31,   EXERCISE  MAY 31,   EXERCISE
                            1999      PRICE     1998      PRICE
                                  (SHARES IN THOUSANDS)
Number of shares under
  option:
  Outstanding at
    beginning of year    2,462     $14.46    2,648     $12.56
  Granted                  322      13.24      356      24.11
  Exercised               (141)     10.86     (500)     10.74
  Canceled or expired     (197)     18.19      (42)     18.95
  Outstanding at end
    of year              2,446     $14.20    2,462     $14.46
  Exercisable at end
    of year              1,723               1,598

                                           YEAR     WEIGHTED
                                          ENDED      AVERAGE
                                        MAY 31,     EXERCISE
                                           1997        PRICE
                                        (SHARES IN THOUSANDS)
Number of shares under
  option:
  Outstanding at
    beginning of year                   2,295       $ 9.46
  Granted                                 817        18.34
  Exercised                              (415)        6.60
  Canceled or expired                     (49)       14.18
  Outstanding at end
    of year                             2,648       $12.56
  Exercisable at end
    of year                             1,189

     At May 31, 1999 and 1998, 1,186,191 and 1,304,207 shares
were available for future grants, respectively.

     The following tables summarize information about stock options outstanding at May 31, 1999:

                  OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                       WTD. AVG.   WTD.                  WTD.
   RANGE OF            REMAINING   AVG.                  AVG.
   EXERCISE           CONTRACTUAL  EXER.                 EXER.
    PRICES     SHARES  LIFE(YRS.)  PRICE      SHARES     PRICE
                           (SHARES IN THOUSANDS)
$ 3.00-$ 7.99    675     2.8       $ 5.77       675      $ 5.77
$ 8.00-$12.99    257     6.4       $12.25       232      $12.51
$13.00-$17.99  1,032     7.3       $15.83       551      $16.68
$18.00-$22.99    104     5.1       $20.20        82      $20.15
$23.00-$27.99    378     7.7       $24.48       183      $24.06
               2,446     5.9       $14.20     1,723      $12.79

     In addition to stock options, the Company grants performance shares to key executive employees. There were no performance shares granted during the year ended May 31, 1999 and 1998. During the year ended May 31, 1997, awards of 118,000 shares of the Company's common stock were made, subject to restrictions based upon continued employment and the performance of the Company. There was no compensation expense relating to the awards for the year ended May 31, 1999. Compensation expense totalling $3,412,000 and $1,403,000 relating to the awards were recorded during the years ended May 31, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     Effective January 1, 1996, the Company adopted a qualified, noncompensatory Employee Stock Purchase Plan. This plan enables substantially all employees to subscribe to purchase shares of the Company's common stock on an annual basis. Such shares are subscribed at the lower of 85% of their fair market value on the first day of the plan year, January 1, or 85% of their fair market value on the last business day of the plan year, usually December 31. Each eligible employee's participation is limited to 10% of base wages and a maximum of 450,000 shares are authorized for subscription. Employee subscriptions for the twelve months ended December 31, 1998 were 80,147 shares at $8.77 per share based on 85% of the fair market value on December 31, 1998 ($10.31). Under the terms of the Merger agreement between Wyman-Gordon Company and Precision Castparts Corp.("PCC"), the Company terminated the 1999 Employee Stock Purchase Plan on May 17, 1999. All proceeds received under this plan were used to purchase shares of the Company's common stock at a price per share equal to 85% of the $10.31 closing price on December 31, 1998, or $8.77 per share. Employees have the option of tendering these shares to PCC at a price of $20.00 per share in accordance with PCC's tender offer. See footnote N. Pending Merger.

     Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for fixed stock option plans or the Employee Stock Purchase Plan.

     As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the weighted average fair values of stock-based arrangements granted during the years ended May 31, 1999, 1998 and 1997 to be $7.77, $14.94 and $11.28,
respectively. The fair values of stock-based compensation awards granted were estimated using the Black-Scholes model with the following assumptions.

 YEAR                EXPECTED                          RISK-FREE
 ENDED      GRANT     OPTION                 DIVIDEND  INTEREST
MAY 31,     DATE       TERM    VOLATILITY      YIELD     RATE
1999       7/31/98    7 years     50%           --       5.54%
          10/21/98    7 years     50%           --       5.54%
           1/20/99    7 years     50%           --       5.54%
1998      10/15/97   10 years     41%           --       5.57%
           1/14/98    9 years     41%           --       5.57%
           2/17/98   10 years     41%           --       5.57%
1997       7/16/96    9 years     38%           --       6.67%
          10/16/96   10 years     38%           --       6.67%
           1/15/97   10 years     38%           --       6.67%
           3/17/97    9 years     38%           --       6.67%

     Had compensation expense for the Company's stock-based plans and Employee Stock Purchase Plan been accounted for using the fair value method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

                                      1999      1998      1997
                         (000'S OMITTED, EXCEPT PER-SHARE DATA)
Net income as reported             $37,028   $33,890   $50,023
Pro forma net income under
  SFAS No. 123                      31,595    32,062    47,399
Net income per share as
  reported:
  Basic                            $  1.02   $   .93   $  1.40
  Diluted                             1.01       .91      1.35
Pro forma net income per
  share under SFAS No. 123:
  Basic                            $   .87   $   .88   $  1.32
  Diluted                              .86       .86      1.28

     The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts.

L.   STOCK PURCHASE RIGHTS

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

     During fiscal year 1999, the Company's Board of Directors authorized a stock repurchase program to acquire up to 4 million shares of Wyman-Gordon Company's common stock. The shares may be purchased from time-to-time in the open market. As of May 31, 1999, the Company had purchased 1,273,900 shares, at an average price of $10.28 per share, under this program.

M.   COMMITMENTS AND CONTINGENCIES

     At May 31, 1999, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

     The Company has entered into various foreign exchange contracts to manage its foreign exchange risks. Through its foreign currency hedging activities, the Company seeks to minimize the risk that the eventual cash flows resulting from purchase and sale transactions denominated in other than the functional currency of the operating unit will be affected by changes in exchange rates. Foreign currency transaction exposures generally are the responsibility of the Company's individual operating units to manage as an integral part of their business. The Company hedges its foreign currency transaction exposures based on judgment, generally through the use of forward exchange contracts. Gains and losses on the Company's foreign currency transaction hedges are recognized as an adjustment to the underlying hedged transactions. Deferred gains and losses on foreign exchange contracts were not significant at May 31, 1999 and 1998. The Company had foreign exchange contracts totaling $13,486,000 at May 31, 1999. Such contracts include forward contracts of $4,855,000 for the purchase of U.K. pounds and $8,631,000 for the sale of U.K. pounds. These contracts hedge certain normal operating purchase and sales transactions, generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Translation and transaction gains and losses included in the Consolidated Statements of Net Income and Consolidated Statements of Comprehensive Income for the years ended May 31, 1999, 1998 and 1997 were not significant.

     On December 22, 1996, a serious industrial accident occurred at the Houston, Texas, facility of Wyman-Gordon Forgings, Inc. ("WGFI"), a wholly-owned subsidiary of the Company, in which eight employees were killed, and three employees and several subcontractor employees were injured.

     The Company and WGFI have settled the lawsuits brought by all decedents' families and other claimants on terms acceptable to the Company and its insurance carriers. The amounts paid in settlement of the lawsuits exceeded the Company's available liability insurance. The Company recorded a charge of $13.8 million in the third quarter of fiscal year 1999 that covered its share of the costs of defending the lawsuits and funding the agreed settlements.

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

N.   PENDING MERGER

     On May 17, 1999, Precision Castparts, Corp. ("PCC") and the Company announced that PCC has agreed to acquire 100 percent of the Company's common stock in a cash tender offer of $20 per share, valued at approximately $825,000,000, including the assumption of $104,000,000 of net debt. Upon completion of the tender offer and subsequent merger, Wyman-Gordon will become a wholly-owned subsidiary of PCC. The completion of the tender offer is conditioned upon the tender of at least two-thirds of the outstanding shares of Wyman-Gordon and certain other conditions, including compliance with the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. PCC, headquartered in Portland, Oregon, is a worldwide manufacturer of complex metal components and products.

O.   SEGMENT INFORMATION

     In fiscal year 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises reporting and disclosure requirements for operating segments. The Statement requires that the Company present segment data based on the way that management organizes the businesses within the Company for making operating decisions and assessing performance. The three segments, based on markets served, are Aerospace, Energy and Other.

     Aerospace Market

     The Aerospace Products Segment produces components utilizing all of the Company's manufacturing disciplines: forging, investment casting and composites. The parts produced in this segment are used extensively by the major jet engine manufacturers and airframe builders within the commercial and military aircraft industry. A variety of engine parts produced by the Company include fan discs, compressor discs, turbine discs, seals, shafts, hubs, reversers and valves. Aerospace airframe components include landing gear, bulkheads, wing spars, engine mounts, struts, wing and tail flaps and bulkheads. The Company produces these components from titanium, nickel, steel, aluminum and composite materials.

     Energy Market

     The Company is a major supplier of products used in nuclear and fossil-fueled commercial power plants, co-generation projects and retrofit and life extension applications as well as in the oil and gas industry. Products produced within the energy product segment include extruded seamless thick wall pipe, connectors, and valves. The Company produces rotating components, such as discs and spacers, and valve components for land-based steam turbine and gas turbine generators.

     Other Market

     The Company manufactures a variety of products for defense related applications. Some of the products produced within this segment include steel casings for bombs and rockets, components for propulsion systems for nuclear submarines and aircraft carriers as well as pump, valve, structural and non-nuclear propulsion forgings. The Company manufactures extruded missile, rocket and bomb casings and supplies extruded products for nuclear submarines and aircraft carriers, including thick wall piping for nuclear propulsion systems, torpedo tubes and catapult launch tubes. The Company also manufactures products for commercial applications such as food processing, semiconductor manufacturing, diesel turbochargers and sporting equipment.

     The following table summarizes segment information:

                                      YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
Net sales
  Aerospace products               $705,763  $622,718  $475,131
  Energy products                   117,229   101,353    97,117
  Other products                     26,269    28,842    36,494
    Consolidated net sales         $849,261  $752,913  $608,742
EBITDA(1)
  Aerospace products               $101,053  $ 81,175  $ 75,013
  Energy products                    10,563    11,413     9,563
  Other products                      2,597     4,775     2,808
  Corporate                         (11,163)  (10,805)   (8,264)
    Total EBITDA                    103,050    86,558    79,120
  Depreciation and Amortization      27,576    23,473    20,872
  Other charges (credit)             13,745    (4,900)   23,083
  Interest expense                   14,234    12,548    10,822
    Income before income taxes
     and extraordinary item        $ 47,495  $ 55,437  $ 24,343

[FN]
(1) Earnings before interest, taxes, depreciation, amortization, extraordinary items and other charges (credits).

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Expenses that are not directly identifiable to a business market are allocated. Common administrative expenses are allocated based on revenue, common period costs are allocated based on value added.

     In fiscal year 1998, the Company recorded an extraordinary loss, net of income tax benefit of $2,920,000, of $5,192,000.
The extraordinary loss is not included in the segment EBITDAs for fiscal year 1998 disclosed above.

     The Company's management uses Revenues and EBITDA by business market as its primary information for decision-making purposes. The Company's revenues are predominantly generated in the Aerospace market segment. All plants with the exception of the Buffalo, New York facility, which has approximately $25,783,000 of total assets and generates all of its revenues from the Energy market segment, generate the majority of its revenues from the Aerospace market. Certain plants manufacture products for all segments; however, due to the significance of the Aerospace market segment (83% of revenues), assets of the Company are not managed by business markets but are managed on a plant-by-plant basis. Because the Company does not prepare and management does not use asset information by the segments identified, assets by segments are not presented in these financial statements.

     Certain information on a geographic basis follows:

                                      YEAR      YEAR      YEAR
                                     ENDED     ENDED     ENDED
                                   MAY 31,   MAY 31,   MAY 31,
                                      1999      1998      1997
                                          (000'S OMITTED)
REVENUES FROM UNAFFILIATED
  CUSTOMERS:
United States (including direct
  export sales)                    $771,961  $676,342  $541,456
United Kingdom                       77,300    76,571    67,286
                                   $849,261  $752,913  $608,742

EXPORT SALES:
United States direct export sales  $139,113  $118,407  $ 88,888

IDENTIFIABLE ASSETS (EXCLUDING
  INTERCOMPANY):
United States                      $509,174  $479,181  $390,540
United Kingdom                       62,190    63,759    54,777
General Corporate                    10,346     8,670     9,054
                                   $581,710  $551,610  $454,371

     General Electric Company ("GE") and United Technologies
Corporation ("UT") have currently or historically each accounted for 10%, or more, of the Company's revenues as follows:

                   YEAR             YEAR              YEAR
                  ENDED            ENDED             ENDED
                MAY 31,          MAY 31,           MAY 31,
                   1999   %         1998   %          1997   %
                      (000's OMITTED, EXCEPT PERCENTAGES)
GE             $213,598  25     $169,894   23     $156,764   26
UT               (1)     (1)      76,786   10       60,921   10

[FN]
(1)  Revenues for the year ended May 31, 1999 were less than 10%.

P.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended May
31, 1999 and 1998 were as follows:

                                          QUARTER
                           FIRST    SECOND     THIRD    FOURTH
                         (000'S OMITTED, EXCEPT PER-SHARE DATA)
YEAR ENDED MAY 31, 1999
Revenue                  $189,664  $238,829  $211,223  $209,545
Cost of goods sold        161,067   197,551   188,506   168,778
Other charges (credits)    (5,000)        -    18,990      (245)
Income (loss) from
  operations               20,117    26,920   (10,923)   26,838
Net income (loss)          11,852    15,046    (9,357)   19,487
Net income (loss) per
 share:
  Basic                       .32       .41      (.26)      .55
  Diluted                     .32       .41      (.26)      .54
YEAR ENDED MAY 31, 1998
Revenue                  $180,009  $189,370  $181,764  $201,771
Cost of goods sold        146,764   157,422   159,229   173,852
Other charges (credits)    (1,900)   (3,000)        -         -
Income from operations     21,750    21,771     9,577    15,794
Income before extra-
  ordinary item            11,859    13,336     3,963     9,924
Extraordinary item,
  net of tax                    -         -    (5,192)        -
Net income (loss)          11,859    13,336    (1,229)    9,924
Basic net income per
  share:
  Income before extra-
    ordinary item             .33       .37       .11       .27
  Net income (loss)           .33       .37      (.03)      .27
Diluted net income per
  share:
  Income before extra-
    ordinary item             .32       .36       .11       .27
  Net income (loss)           .32       .36      (.03)      .27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                           AGE      POSITION
David P. Gruber                57       Chairman and Chief
                                        Executive Officer
J. Douglas Whelan              60       President, Chief
                                        Operating Officer and
                                        Director
William T. McGovern            52       Vice President, Human
                                        Resources
Sanjay N. Shah                 48       Vice President, Corporate
                                        Strategy Planning
                                        and Business Development
J. Stewart Smith               57       President,
                                        Turbine Products
Colin Stead                    60       Senior Vice President,
                                        Quality and Technology
Wallace F. Whitney, Jr.        56       Vice President, General
                                        Counsel and Clerk
Frank J. Zugel                 54       President, Structural
                                        and Energy Products
E. Paul Casey                  69       Director
Warner S. Fletcher             54       Director
Robert G. Foster               61       Director
Charles W. Grigg               60       Director
M Howard Jacobson              66       Director
Robert L. Leibensperger        60       Director
Andrew E. Lietz                60       Director
David A. White, Jr.            57       Director

     DAVID P. GRUBER was elected Chairman and Chief Executive Officer of the Company on October 15, 1997, having previously served as President and Chief Executive Officer since May 1994 and as President and Chief Operating Officer since he joined the Company in October 1991. Director of the Company since 1992.
Term expires in 2001. Prior to joining the Company, Mr. Gruber served as Vice President, Advanced Ceramics, of Compagnie de Saint Gobain (which acquired Norton Company in 1990), a position he held with Norton Company since 1987. Mr. Gruber previously held various executive and technical positions with Norton Company since 1978. He is a Director of State Street Corporation, a Trustee of the Manufacturers' Alliance for Productivity and Innovation, and a member of the Mechanical Engineering Advisory Committee of Worcester Polytechnic Institute.

     J. DOUGLAS WHELAN was elected President and Chief Operating Officer of the Company on October 15, 1997, having previously served as President, Forgings since he joined the Company in March 1994. Director of the Company since 1998. Term expires in 2001. Prior to joining the Company, he had served for a short time as the President of Ladish Co., Inc., a forging company in Cudahy, Wisconsin, and prior thereto, had been Vice President, Operations of Cameron Forged Products Company, with which company and its predecessors he had been employed since 1965 in various executive capacities. Mr. Whelan is a Director of Sifco Industries, Inc. and a member of the President's Council of Manufacturers Alliance.

     WILLIAM T. MCGOVERN joined the Company in 1999 as Vice President, Human Resources. Prior to that time, he had served as Vice President, Human Resources, Contract and Commercial SBU of Staples, Inc. since 1995. From 1994 to 1995 he had been employed as Training Director for the City of Worcester, Massachusetts.

     SANJAY N. SHAH was elected Vice President, Corporate Strategy Planning and Business Development in May 1994, having previously served as Vice President and Assistant General Manager of the Company's Aerospace Forgings Division. He has held a number of executive, research, engineering and manufacturing positions at the Company since joining the Company in 1975.

     J. STEWART SMITH was elected President, Turbine Products of the Company in January 1999, having previously served as President, Manufacturing since 1997 and before then as Vice President, Manufacturing and Engineering of the Forgings Division since he joined the Company in 1994. Prior to that time, Mr. Smith had held various technical and manufacturing positions with Cameron and its predecessors since joining that company in 1978.

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

     FRANK J. ZUGEL was elected President, Structural and Energy Products of the Company in January, 1999, having previously served as President, Marketing since 1997 and before then as President, Investment Castings, since he joined the Company in 1993. Prior to that time, he had served as President of Stainless Steel Products, Inc., a metal fabricator for aerospace applications, since 1992.

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

     WARNER S. FLETCHER, Attorney and Director of the law firm of Fletcher, Tilton & Whipple, P.C., Worcester, Massachusetts, has been a Director of the Company since 1987. Term expires in 1999. Mr. Fletcher is an Advisory Director of Bank of Boston, Worcester. He is also Chairman of The Stoddard Charitable Trust, a Trustee of The Fletcher Foundation, the George I. Alden Trust, Worcester Polytechnic Institute, Worcester Foundation for Experimental Biology, Bancroft School and the Worcester Art Museum.

     ROBERT G. FOSTER, President, Chief Executive Officer and Chairman of the Board of Commonwealth BioVentures, Inc., Portland, Maine (a venture capital company engaged in biotechnology) since 1987. Director of the Company since 1989. Term expires 2000. He is also a Director of United Timber Corp., Meridian Medical Technologies, Phytera, the Small Enterprise Growth Fund for the State of Maine, Intellicare American and Epic Pharmaceuticals.

     CHARLES W. GRIGG, Chairman and Chief Executive Officer of SPS Technologies, Inc. (a manufacturer of high technology products in the field of fastening, precision components and materials handling), was elected a Director in 1996. Term expires 2000. Prior to joining SPS Technologies in 1993, Mr. Grigg spent ten years at Watts Industries, Inc. (a Massachusetts manufacturer of valves for industrial applications), the last nine of which as President and Chief Operating Officer.

     M HOWARD JACOBSON, Senior Advisor, Bankers Trust, New York, has been a Director of the Company since 1993. Term expires in 1999. Mr. Jacobson was for many years President and Treasurer and a Director of Idle Wild Foods, Inc. until that company was sold in 1986. Mr. Jacobson is a Director of Allmerica Financial Corporation and Stonyfield Farm, Inc. He is Chairman of the Overseers of WGBH Public Broadcasting, the Massachusetts Biotechnology Research Institute, a Trustee of the Worcester Foundation for Biomedical Research, a Trustee of the Worcester Polytechnic Institute, UMass Memorial Healthcare and a member of the Harvard University Overseers' Committee on University Resources. He is also a member of the Commonwealth of Massachusetts Board of Higher Education.

     ROBERT L. LEIBENSPERGER, Executive Vice President, Chief Operating Officer and President -- Bearings of The Timken Company, Canton, Ohio (a manufacturer of precision bearings.) Mr. Leibensperger joined the Company's Board of Directors in January 1998. Term expires 2001. Mr. Leibensperger has been employed by The Timken Company since 1960, where he has held various research, engineering, sales and marketing, and executive positions. Mr. Leibensperger is a member of the American Bearing Manufacturers Association Executive Committee, the Council on Competitiveness Global R&D Committee, the Stark County (Ohio) Capital Campaigns Committee, the Cultural Center for the Arts (Canton, Ohio) House & Grounds Committee and the Goodwill Industries (Canton, Ohio) Transportation Services Committee.

     ANDREW E. LIETZ, President and Chief Executive Officer and Director of HADCO Corporation, Salem, New Hampshire. (Manufacturer of electronic interconnect products.) Mr. Lietz joined the Company's Board of Directors in January 1998. Term expires in 2001. Mr. Lietz has held various executive positions with HADCO Corporation since 1984. He is director of EnergyNorth, Inc., Business and Industry Association and National Electronics Manufacturing Initiative, as well as a member of the advisory Board of the University of New Hampshire Whittemore School of Business and the Executive Committee of New Hampshire Industrial Research Center.

     DAVID A. WHITE, JR., Senior Vice President of Strategic Planning for Cooper, was elected a Director in 1996. Term expires in 1999. Since joining Cooper as a Planning Analyst in 1971, Mr. White has served in various planning and finance capacities. In 1980, he was named Vice President and General Manager of the Cooper Power Tools Division and in 1988 he became Vice President, Corporate Planning and Development. He assumed his present position in 1996. Mr. White serves as Vice Chairman of the Strategic Planning and Development Council of the Manufacturers' Alliance for Productivity and Innovation.

     In addition to the executive officers of the Company, David
J. Sulzbach, who has been employed by the Company in various financial capacities since 1977, serves as Corporate Controller and Principal Accounting Officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange.
Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations that no other reports were required during, or with respect to, the Company's fiscal year ended May 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied except for the Securities and Exchange Commission filings on Form 4 for Mr. Gruber and a former director of the Company which were not timely filed. Such filings, have been subsequently corrected.

ITEM 11.  EXECUTIVE COMPENSATION

     The remuneration of the Company's Chief Executive Officer and each of the four most highly compensated executive officers at May 31, 1999 for services rendered to the Company during its fiscal year then ended and the Company's prior two fiscal years ended May 31, 1998 and 1997 is reported in the table set forth below.

                        SUMMARY COMPENSATION TABLE
                                                        ALL
  NAME AND         FISCAL       ANNUAL         LONG-    OTHER
  PRINCIPAL        YEAR       COMPENSATION     TERM     COMPEN-
  POSITION         ENDED     SALARY   BONUS    AWARDS   SATION(1)
David P. Gruber   05/31/99  $491,797 $ 85,500     -     $11,909
 Chairman and     05/31/98   458,340   85,500     -      24,738
 Chief Executive  05/31/97   400,004  286,875     -      16,001
 Officer

J. Douglas Whelan 05/31/99   309,711   45,000     -      13,566
 President and    05/31/98   295,833   45,000     -      18,144
 Chief Operating  05/31/97   242,333  123,750     -      14,677
 Officer

J. Stewart Smith  05/31/99   194,108   24,700     -      68,892
 President,       05/31/98   174,853   68,980     -       6,958
 Turbine Products 05/31/97   142,850  208,320     -       5,482

Wallace F.
 Whitney, Jr.     05/31/99   191,000   20,460     -       8,124
 Vice President,  05/31/98   184,168   20,460     -       9,744
 General Counsel  05/31/97   173,340   78,000     -       6,827
 and Clerk

Frank J. Zugel    05/31/99   223,724   28,600     -      13,179
 President,       05/31/98   215,004   28,600     -      13,110
 Structural and   05/31/97   198,335   76,200     -       9,569
 Energy Products

[FN]
(1) Consists of group term life insurance premiums, the value of the shares allocated to the executive's account under the Company's Savings/Investment Plan and Deferred Compensation Plan as a matching contribution, in the case of Mr. Smith and Mr. Whelan moving expense reimbursement and related income tax gross up in 1999 and 1998, respectively, and in the case of Mr. Zugel, car allowance.

     During the Company's fiscal year ended May 31, 1999 Messrs.
Gruber, Whelan, Smith, Whitney and Zugel were not granted any stock options because such officers participate in the Executive
Long-Term Incentive Plan (the "LTIP") described below.

     The following table relates to aggregate grants of options under the 1997 Long-Term Incentive Plan and predecessor plans.

                       AGGREGATE OPTION EXERCISES IN
                      THE COMPANY'S 1999 FISCAL YEAR
                      AND MAY 31, 1999 OPTION VALUES

                                                      VALUE OF
                                      NUMBER OF      UNEXERCISED
                  NO. OF             UNEXERCISED     IN-THE-MONEY
                  SHARES               OPTIONS         OPTIONS
                 ACQUIRED             AT 5/31/99     AT 5/31/99
                    ON      VALUE    (EXERCISABLE/   (EXERCISABLE/
   NAME          EXERCISE  REALIZED  UNEXERCISABLE)  UNEXERCISABLE)
D.P. Gruber         -         -     148,750/29,250 $  638,765/$78,609
J.D. Whelan         -         -      54,000/19,750 $  270,125/$53,078
J.S. Smith          -         -       7/364/11,539 $   49,700/$29,569
W.F. Whitney, Jr. 5,000    $43,000  122,375/14,625 $1,055,508/$39,305
F.J. Zugel        6,000    $93,000   87,109/19,750 $  323,142/$53,078

AGREEMENTS WITH MANAGEMENT

     Chairman and Chief Executive Officer

     At the time of his election as President and Chief Executive Officer in 1994, Mr. Gruber and the Company entered into an agreement that provides for a two year rolling term of employment and for continuation of employee benefits in the event of termination of his employment under specified conditions. Mr. Gruber and the Company have also entered into a severance agreement, a performance share agreement and irrevocable trust arrangement, as well as the agreements pursuant to the LTIP. In addition, when Mr. Gruber became Chief Executive Officer the Compensation Committee of the Company's Board of Directors ("the Committee") granted him 150,000 shares under a performance share agreement at which time the Company's stock price was $5.125 per share. The shares granted to Mr. Gruber pursuant to this agreement were subject to restrictions. Under the performance share agreement, the shares vested in Mr. Gruber only if he remained in the employ of the Company for a period of five years and if the Company's stock reached target price levels of at least $10 per share with full vesting at $12 per share. The $12 target has been achieved, and consequently the Committee approved an arrangement whereby the 150,000 shares were transferred to an irrevocable trust that held the shares until May 24, 1999 when they were distributed to Mr. Gruber. Mr. Gruber sold 70,500 of such shares in May 1999 to provide funds for the payment of income taxes due upon the distribution of shares to him. Mr. Gruber now beneficially owns 123,030 Shares, including the shares issued to him in accordance with his performance share agreement and the 28,500 shares granted to him under the LTIP. In addition, Mr. Gruber has been granted options to purchase a total of 178,000 shares.

     Severance Agreements

     The Company has entered into severance agreements with each of its executive officers and with Mr. Sulzbach that would provide such officers with specified benefits in the event of termination of employment within three years following a change of control of the Company when both employment termination and such change in control occur under conditions defined in the agreements. Such benefits include a payment equal to a maximum of 250% of the executive officer's annual compensation, continuation of insurance coverage for up to twenty-four months following termination and accelerated vesting of existing options and stock appreciation rights and certain benefits under the Company's deferred compensation plan. No benefits are payable under the severance agreements in the event of an executive officer's termination for cause, in the event of retirement, disability or death or in cases of voluntary termination in circumstances other than those specified in the agreements that would entitle an executive officer to benefits. At its meeting on March 17, 1999, the Committee amended the severance agreements to provide that following a "change of control" of the Company SERP benefits (described below under "Pension Benefits") for SERP participants will continue to accrue for a period of two years following a qualifying termination of employment.

     Executive Long-Term Incentive Plan

     In 1996 the Committee developed an Executive Long-Term Incentive Plan ("LTIP") which results in significant payouts to the participants if significant price appreciation in the Company's stock is achieved. Under the LTIP the Company's executive officers (including Messrs. Gruber, Whelan, Smith, Whitney and Zugel) and other key executives will not participate in the annual grant of stock options for the five year term of the LTIP. The LTIP provides for a one-time grant of stock options which are the normal options under the Company's stock option plans except that they vest in equal installments over four years rather than three. The second element of the LTIP consists of performance stock options that are ten year options that vest upon the achievement of certain stock prices. For example, 10% of the performance stock options vest if the stock reaches $21.00 per share, and at $30.00 per share the performance stock options become fully vested. In any event, the options vest seven years after the date of grant. The third element of the LTIP consists of performance shares which are subject to risk of loss and forfeiture if the price of the shares does not achieve certain price levels. The price levels are the same as under the performance stock options, and if the stock reaches a price of $21.00 per share, 10% of the performance shares vest and are not subject to forfeiture. Similarly if the price reaches $30.00 per share, the performance shares vest in their entirety. If the stock fails to reach the target levels during the five year term of the LTIP, then the performance shares are forfeited to the extent the target levels have not been attained. At the time of the grants to executive officers under the LTIP on April 17, 1996, the price of the Company's stock was 16 5/8 per share.

 As of September 15, 1997 the price of the Company's stock had reached the $27 per share level and therefore 80% of the performance stock options have vested and restrictions on 80% of the performance shares have lapsed. Under the terms of the LTIP, the Committee has granted 202,125 stock options, 928,375 performance stock options, and 226,800 performance shares, including the grant to Mr. Gruber of 25,000 stock options, 115,000 performance stock options and 28,500 performance shares. In the event of a change of control of the Company, including a change of control resulting from the PCC tender offer, any remaining invested stock options and performance stock options immediately vest and any and all restrictions lapse. At its meeting on May 13, 1999 the Committee voted that in the event that a "change of control" of the Company results from the PCC tender offer the remaining 20% of the performance shares that had not previously vested shall vest and the restrictions or such shares shall lapse.

     As a result of the consummation of the transactions contemplated by the Merger Agreement with PCC unvested performance shares under the LTIP and unvested options set forth in the following table held by the officers will become fully vested.

                           NUMBER
                             OF         NUMBER      OPTION
                           PERFORM-       OF        SHARES
                            ANCE        OPTION      EXERCISE
        NAME               SHARES       SHARES      PRICE($)
David P. Gruber            5,700        29,250      16.625
J. Douglas Whelan          3,800        19,750      16.625
William T. McGovern            -        15,000       9.875
Sanjay N. Shah             2,800        14,625      16.625
J. Stewart Smith           1,820        11,539      16.75
Colin Stead                1,820        11,539      16.75
David J. Sulzbach          1,820        11,539      16.75
Wallace F. Whitney, Jr.    2,800        14,625      16.625
Frank J. Zugel             3,800        19,750      16.625

PENSION BENEFITS

     Salaried employees and executive officers of the Company participate in the Company's qualified defined benefit pension plan (the "Plan"). Under the terms of the Plan each eligible employee receives a retirement benefit based on the number of years of his or her credited service (to a maximum 35 years) and average annual total earnings (salary plus incentive bonus only) for the five consecutive most highly paid years during the ten years preceding retirement. In addition, the executive officers covered by the Summary Compensation Table and certain other key executives designated by the Committee are eligible to receive benefits under the Supplemental Retirement Plan for Senior Executives (the "SERP"). Under the SERP, participants who have been employed by the Company for at least five years who retire at age 62 are entitled to receive a pension equal to their highest average annual earnings during any preceding 60-consecutive month period multiplied by 4% for each year of service up to ten years and 2% per year from ten to fifteen years. This supplemental benefit is reduced if the participant retires prior to age 62 and is further reduced by benefits payable under the Company's qualified pension plan and by social security payments. If the Committee so determines, payments under the SERP may be terminated if a retired participant becomes "substantively employed," as defined in the SERP, by another employer before age 65. The following table indicates the aggregate estimated annual benefit payable, as single life annuity amounts, under both the Plan and the SERP to participants retiring in various categories of earnings and years of service. To the extent that an annual retirement benefit exceeds the limits imposed by the Internal Revenue Code, the difference will be paid from the general operating funds of the Company.

     As of May 31, 1999, the individuals named in the Summary Compensation Table had full credited years of service with the Company as follows: Mr. Gruber, seven years; Mr. Whelan, five years; Mr. Smith, five years; Mr. Whitney, eight years, and Mr. Zugel, six years.

                             PENSION BENEFITS


                                    YEARS OF SERVICE
                                                     15 AND
REMUNERATION                  5           10          ABOVE
$250,000                    50,000      100,000      125,000
 350,000                    70,000      140,000      175,000
 450,000                    90,000      180,000      225,000
 550,000                   110,000      220,000      275,000
 650,000                   130,000      260,000      325,000
 750,000                   150,000      300,000      375,000

TOTAL STOCKHOLDER RETURN

    The graph presented below compares the yearly percentage change in the Company's cumulative total stockholder return, assuming dividend reinvestment, with the cumulative total return of the Dow Jones Equity Market Index, a broad market index, and the Dow Jones Aerospace & Defense Sector index, which includes several of the Company's most significant customers and other aerospace industry companies, for the five-year period ending May 31, 1999.

     The Stock Performance Graph assumes an investment of $100 in each of the Company and the two indices, and the reinvestment of any dividends. The historical information set forth below is not necessary indicative of future performance.

           COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
            WYMAN-GORDON COMPANY, DOW JONES EQUITY MARKET INDEX
                AND DOW JONES AEROSPACE AND DEFENSE SECTOR

                         5/27/94     6/2/95       5/31/96
Aerospace & Defense      100         139.5        207.1
Equity Mkt Index         100         119.4        153.7
Wyman-Gordon Co.         100         175.7        273.8

                         5/30/97     5/29/98      5/28/99
Aerospace & Defense      250.3       266.8        251.5
Equity Mkt Index         197.7       259.5        314.8
Wyman-Gordon Co.         356.9       311.8        302.9

COMPENSATION COMMITTEE REPORT

     OVERALL POLICY

     The Compensation Committee (the "Committee") of the Board of
Directors is composed entirely of non-employee directors.  The
Committee is responsible for setting and administering the policies that govern the Company's executive compensation and stock ownership programs.

     The Company's executive compensation program is designed to be closely linked to corporate performance and return to stockholders. To this end, the Company maintains an overall compensation policy and specific compensation plans that tie a significant portion of executive compensation to the Company's success in meeting specified annual performance goals and to appreciation in the Company's stock price. The overall objectives of this strategy are to attract and retain talented executives, to motivate these executives to achieve the goals inherent in the Company's business strategy, to link executive and stockholder interests through equity based incentive plans and finally to provide a compensation package that recognizes individual contributions as well as overall business results.

     The Committee approves the compensation of David P. Gruber, Chairman and Chief Executive Officer, and corporate executives, including Messrs. Whelan, Smith, Whitney and Zugel, who report to Mr. Gruber. The Committee also sets policies in order to ensure consistency throughout the executive compensation program. In reviewing the individual performance of the executives whose compensation is determined by the Committee (other than Mr. Gruber), the Committee takes into account Mr. Gruber's evaluation of their performance.

     There are three principal elements of the Company's executive compensation program: base salary, annual bonus and long-term stock-based incentives consisting of stock options and performance share grants. The Committee's policies with respect to each of these elements, including the bases for the compensation awarded to Mr. Gruber, are discussed below. In addition, while the elements of compensation described below are considered separately, the Committee takes into account the full compensation package provided by the Company to the individual, including pension benefits, supplemental retirement benefits, savings plans, severance plans, insurance and other benefits, as well as the programs described below. In carrying out its responsibilities the Committee has in recent years obtained advice from William M. Mercer & Co. and Towers Perrin, compensation consulting firms.

BASE SALARIES

     Base salaries for new executive officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace, including a comparison to base salaries for comparable positions at other companies.

     Annual salary adjustments are determined by evaluating the performance of the Company and of each executive officer, and also take into account changed responsibilities. The Committee also uses industry surveys to assist in ensuring that executive salaries are consistent with industry practice.

     Mr. Gruber serves as Chairman and Chief Executive Officer of the Company pursuant to a May 16, 1994 Employment Agreement.
Mr. Gruber's Employment Agreement calls for the payment of an annual base salary of $300,000 during his service as the Company's Chief Executive Officer or such higher amount as the Board may determine. The Committee and the Board have set Mr. Gruber's annual salary to $510,000 and have voted to increase such annual salary to $525,000 effective October 1999.

ANNUAL BONUS

     The Company maintains a Management Incentive Plan ("MIP") under which executive officers are eligible for an annual cash bonus. The Committee approves individual employee's participation in, and awards under, the MIP based on recommendations of Mr. Gruber. The Committee established goals for earnings per share and return on investment as the basis of MIP payouts for fiscal year 1999. In addition, the Committee retained a 20% discretionary factor in determining annual incentive compensation. Under the MIP, Mr. Gruber can receive an incentive payment up to 90% of his base salary. For other participants in the MIP, the maximum bonus opportunities range from 55% to 75% of base salary. The Company did not meet its goals for earnings per share and return on investment for fiscal year 1999 primarily because of the costs of the Houston accident settlement and aftereffects of the 29,000 ton press outage.

Recognizing, however, the efforts by management on behalf of the Company and its shareholders, the Committee authorized bonus payments equal to the bonus payments that the MIP participants received for fiscal year 1998. As a result, Mr. Gruber earned a bonus of $85,500 for fiscal year 1999 while other executive officers earned bonuses ranging from 10% to 14% of base salary.

STOCK BASED COMPENSATION

     Under the Company's 1997 Long-Term Incentive Plan, which was approved by stockholders at the 1997 Annual Meeting of Stockholders, and under predecessor plans, options with respect to the Company's common stock may be granted to the Company's key employees. In addition, the Committee may grant other stock-based awards such as restricted shares, performance shares, stock appreciation rights, phantom shares, performance units and bonus awards. The Committee sets guidelines for the size of awards based on similar factors, including industry surveys, as those used to determine base salaries and annual bonus.

     Stock-based compensation is designed to align the interests of executives with those of the stockholders. The approach is designed to provide an incentive for the creation of stockholder value since the benefit of the compensation package cannot be realized unless stock price appreciates. In the past the Committee has made annual grants of stock options, and during the Company's 1999 Fiscal Year the Committee granted options to a total of 147 key employees. The Committee believes that broad dissemination of options within the Company enhances the benefits to the Company of stock-based incentives. The Committee also believes that significant equity interests in the Company held by the Company's management align the interests of stockholders and management and foster an emphasis on the creation of stockholder value.

     In order to focus on the creation of long-term stockholder value, and with the advice of Towers Perrin, in 1996 the Committee developed the LTIP (described above), which results in significant payouts to the participants if significant price appreciation in the Company's stock is achieved. Under the LTIP the Company's executive officers (including Messrs. Gruber, Whelan, Smith, Whitney and Zugel) and other key executives do not participate in the annual grant of stock options for the five year term of the LTIP. Stock grants to Mr. Gruber and other officers under the LTIP and under other plans and agreements are described above on pages 85-87.

TAX MATTERS

     The Omnibus Budget Reconciliation Act of 1993 imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to its five most highly compensated officers. The Committee intends to try to preserve the tax deductibility of all executive compensation while maintaining the Company's compensation program as described in this report. Towards this end the Company's 1997 Long-Term Incentive Plan approved by the shareholders at the 1997 Annual Meeting of Shareholders has been designed in such a manner so that awards thereunder to the Company's executive officers, including LTIP awards, will qualify as performance-based compensation and, therefore, deductible by the Company.

CONCLUSION

     Through the incentive and stock-based option programs described above, a significant portion of the Company's executive compensation is linked directly to individual and corporate performance and stock price appreciation. The Committee intends to continue the policy of linking executive compensation to corporate performance and return to stockholders.


                                E. Paul Casey, Chairman
                                Charles W. Grigg
                                Andrew E. Lietz

ITEM 12. SHARES OF COMPANY STOCK BENEFICIALLY OWNED BY CERTAIN
OWNERS AND BY MANAGEMENT

     The following table sets forth as of July 31, 1999 (except as otherwise indicated) certain information regarding the beneficial ownership of the Shares of the Company's common stock by (i) each person or "group" (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of 5% or more of the outstanding Shares, (ii) each of the Company's directors, nominees for director and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each person listed below has sole voting and investment power over the shares of Common Stock shown as beneficially owned.

                            NUMBER OF      OPTIONS
                              SHARES      EXERCISABLE   PERCENT
                           BENEFICIALLY     WITHIN         OF
NAME                          OWNED(1)      60 DAYS     CLASS(2)
ICM Asset Management,
 Inc.(3)                    3,649,523            -       10.3%
601 W. Main Ave.
Suite 600
Spokane, WA 99201

Scudder Kemper
 Investments, Inc.(4)       2,130,500            -       6.0%
345 Park Ave.
New York, NY  10154

Directors and Officers:
 E. Paul Casey                 25,372        3,999
 Warner S. Fletcher(5)(6)   2,684,349        3,999       7.6%
 Robert G. Foster               1,072        3,999
 Charles W. Grigg               3,372        1,666
 David P. Gruber              123,030      148,750
 M Howard Jacobson              1,372        3,999
 Robert L. Leibensperger        1,372          666
 Andrew E. Lietz                5,372          666
 William T. McGovern                -            -
 Sanjay N. Shah                14,247      151,340
 J. Stewart Smith              10,010        9,395
 Colin Stead                   15,040       25,792
 J. Douglas Whelan             24,491       54,000
 David J. White, Jr.            1,500        1,666
 Wallace F. Whitney, Jr.       12,507      122,375
 Frank J. Zugel                24,463       75,709
 All directors and
  executive officers as
  a group(5)(6)               744,956      608,021       3.7%

[FN]
(1) The address of all directors and executive officers is Wyman-Gordon Company, 244 Worcester Street, North Grafton,
     MA 01536.

(2) Unless other wise indicated, less than one percent. Includes exercisable options.

(3)  Based on information contained in Schedule 13G filed by ICM
     Asset Management, Inc. with the Securities and Exchange
     Commission on March 10, 1999.

(4) Based on information contained in a Schedule 13G filed by Scudder Kemper Investments, Inc. with the Securities and
     Exchange Commission on February 16, 1999.

(5)  Warner S. Fletcher is one of the five trustees of The
     Stoddard Charitable Trust (the "Stoddard Trust"), a charitable trust which owns 1,458,000 Shares. The Shares owned by the Stoddard Trust are therefore reported in the above table. Mr. Fletcher disclaims any beneficial interest in the Shares owned by the Stoddard Trust.

(6) Mr. Fletcher is a trustee of the Fletcher Foundation, which hold 311,000 Shares and of other trusts that hold 119,880 Shares for the benefit of Judith S. King, a former director of the Company, and her sister, who are his cousins, and 313,733 Shares for the benefit of his sister. Although the Shares owned by the Fletcher Foundation and by such trusts are therefore reported in the above table, Mr. Fletcher disclaims beneficial ownership of such Shares.

     CHANGE OF CONTROL

     On May 17, 1999, the Company and Precision Castparts Corp. ("PCC") entered into a Merger Agreement pursuant to the terms of which WGC Acquisition Corp., a wholly owned subsidiary of PCC, commenced on May 21, 1999, a cash tender offer for all of the outstanding shares of common stock of the Company at a price of $20.00 per share. Consummation of the tender offer is subject, among other things, to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). PCC and the staff of the Federal Trade Commission (the "FTC") have agreed that PCC will not consummate the tender offer until ten calendar days after PCC has notified the FTC of its intent to complete the transaction. PCC has also agreed that it will not provide such notice until at least 3:00 p.m. Eastern Time on August 24, 1999. The agreement regarding timing is intended to provide additional time for PCC to negotiate with the FTC.

     As a result, the expiration date of the tender offer has been extended until midnight, New York City time, on September 10, 1999; provided, however, that if the applicable waiting period (and any extension thereof) under the HSR Act in respect of the tender offer is terminated prior to August 31, 1999, the expiration date of the tender offer will be the date that is ten business days immediately following public disclosure of the expiration or termination of the waiting period under the HSR Act. As of August 20, 1999, approximately 21,873,878 shares of common stock of the Company had been tendered in the tender offer. This constitutes approximately 62.6% of the Company's outstanding shares as of the commencement of the tender offer.

     WGC Acquisition Corp. has also made a tender offer for the Company's outstanding 8% Senior Notes due 2007 and has extended the Senior Notes tender offer to coincide with the extension of the tender offer for the Company's common stock.

     For further information concerning the tender offer, see the Company's Schedule 14D-9, Solicitation/Recommendation Statement
Pursuant to the Section 14(d)(4) of the Securities Exchange Act of 1934 and the amendments to said Schedule 14D-9.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a)(1) Documents Filed as a Part of this Report

                                                        PAGES
1.   Financial Statements:
       Report of Management                              38
       Report of Independent Auditors                    39
       Consolidated Statements of Income                 40
       Consolidated Balance Sheets                       41
       Consolidated Statements of Cash Flows             42
       Consolidated Statements of Stockholders' Equity   43
       Consolidated Statements of Comprehensive Income   45
       Notes to Consolidated Financial Statements        46

     (a)(2) Schedules

     Valuation and qualifying accounts are not material to the Company's consolidated financial statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.   Exhibits:

     Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

                               EXHIBIT INDEX

EXHIBIT                   DESCRIPTION                     PAGE
 3.A    Restated Articles of Organization of Wyman-
        Gordon Company - incorporated by reference
        to Exhibit 3A to the Company's Form 10-K
        for the year ended June 3, 1995.                    -
 3.B    Bylaws of Wyman-Gordon Company, as amended
        through May 24, 1994 - incorporated by
        reference to Exhibit 3B to the Company's
        Form 10-K for the year ended June 3, 1995.          -
 4.A    Amended and Restated Rights Agreement,
        dated as of January 10, 1994 between the
        Company and State Street Bank & Trust
        Company, as Rights Agent - incorporated by
        reference to Exhibit 1 to the Company's
        Report on Form 8-A/A dated January 21, 1994.        -
 4.B    Indenture dated as of March 16, 1993 among
        Wyman-Gordon Company, its Subsidiaries and
        State Street Bank and Trust Company as
        Trustee with respect to Wyman-Gordon
        Company's 10 3/4% Senior Notes due 2003 -
        incorporated by reference to Exhibit 4C
        to the Company's Report on Form 10-K for
        the year ended December 31, 1992.                   -
 4.C    10 3/4% Senior Notes due 2003.  Supplemental
        Indenture dated May 19, 1994 - incorporated
        by reference to Exhibit 5 to the Company's
        Report on Form 8-K dated May 26, 1994.              -
 4.D    10 3/4% Senior Notes due 2003.  Second
        Supplemental Indenture and Guarantee dated
        May 27, 1994 - incorporated by reference
        to the Company's Report on Form 8-K dated
        May 26, 1994.                                       -
 4.E    Instruments defining the rights of holders of
        long-term debt are omitted pursuant to
        paragraph (b)(4)(iii) of Regulation S-K Item
        601.  The Company agrees to furnish such
        instruments to the Commission upon request.         -
 4.F    10 3/4% Senior Notes due 2003.  Third
        Supplemental Indenture dated December 9, 1997.      -
 4.G    Indenture dated as of December 15, 1997 among
        Wyman-Gordon Company, its Subsidiaries and
        State Street Bank and Trust Company as Trustee
        with respect to Wyman-Gordon Company's 8%
        Senior Notes due 2007.                              -

EXHIBIT                   DESCRIPTION                     PAGE
 4.H    8% Senior Notes due 2007.  Supplemental
        Indenture dated December 15, 1997.                  -
10.A    J. Stewart Smith, Performance Stock Option
        Agreement under the Wyman-Gordon Company
        Long-term Incentive Plan dated July 16, 1996
        - incorporated by reference on Form 10-K dated
        May 31, 1998.                                       -
10.B    David P. Gruber, Performance Stock Option
        Agreement under the Wyman-Gordon Company
        Long-term Incentive Plan dated April 17, 1996
        - incorporated by reference to Exhibit 10.H
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.C    Sanjay N. Shah, Performance Stock Option
        Agreement under the Wyman-Gordon Company
        Long-term Incentive Plan dated April 17, 1996
        - incorporated by reference to Exhibit 10.I
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.D    J. Douglas Whelan, Performance Stock Option
        Agreement under the Wyman-Gordon Company
        Long-term Incentive Plan dated April 17, 1996
        - incorporated by reference to Exhibit 10.J
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.E    Wallace F. Whitney, Jr, Performance Stock
        Option Agreement under the Wyman-Gordon Company
        Long-term Incentive Plan dated April 17, 1996
        - incorporated by reference to Exhibit 10.K
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.F    Frank J. Zugel, Performance Stock Option
        Agreement under the Wyman-Gordon Company
        Long-term Incentive Plan dated April 17, 1996
        - incorporated by reference to Exhibit 10.L
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.G    J. Stewart Smith, Performance Share Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated July 16, 1996 -
        incorporated by reference to Exhibit 10.M
        of the Company's Report on Form 10-K dated
        May 31, 1998.                                       -
10.H    David P. Gruber, Performance Share Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated April 17, 1996 -
        incorporated by reference to Exhibit 10.N
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -

EXHIBIT                   DESCRIPTION                     PAGE
10.I    Sanjay N. Shah, Performance Share Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated April 17, 1996 -
        incorporated by reference to Exhibit 10.O
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.J    J. Douglas Whelan, Performance Share Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated April 17, 1996 -
        incorporated by reference to Exhibit 10.P
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.K    Wallace F. Whitney, Jr., Performance Share
        Agreement under the Wyman-Gordon Company Long-
        term Incentive Plan dated April 17, 1996 -
        incorporated by reference to Exhibit 10.Q
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.L    Frank J. Zugel, Performance Share Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated April 17, 1996 -
        incorporated by reference to Exhibit 10.R
        of the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.M    David P. Gruber, Stock Option Agreement under
        the Wyman-Gordon Company Long-term Incentive
        Plan dated April 17, 1996 - incorporated
        by reference to Exhibit 10.T of the Company's
        Report on Form 10-K dated May 31, 1996.             -
10.N    Sanjay N. Shah, Stock Option Agreement under
        the Wyman-Gordon Company Long-term Incentive
        Plan dated April 17, 1996 - incorporated
        by reference to Exhibit 10.U of the Company's
        Report on Form 10-K dated May 31, 1996.             -
10.O    J. Douglas Whelan, Stock Option Agreement under
        the Wyman-Gordon Company Long-term Incentive
        Plan dated April 17, 1996 - incorporated
        by reference to Exhibit 10.V of the Company's
        Report on Form 10-K dated May 31, 1996.             -
10.P    Wallace F. Whitney, Jr., Stock Option Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated April 17, 1996 -
        incorporated by reference to Exhibit 10.W of
        the Company's Report on Form 10-K dated
        May 31, 1996.                                       -
10.Q    Frank J. Zugel, Stock Option Agreement under
        the Wyman-Gordon Company Long-term Incentive
        Plan dated April 17, 1996 - incorporated
        by reference to Exhibit 10.X of the Company's
        Report on Form 10-K dated May 31, 1996.             -

EXHIBIT                   DESCRIPTION                     PAGE
10.R    Amendment to Performance Share Agreement under
        the Wyman-Gordon Company Long-term Incentive
        Plan dated May 24, 1994 between Wyman-Gordon
        Company and David P. Gruber - incorporated
        by reference to Exhibit 10.Y of the Company's
        Report on Form 10-K dated May 31, 1996.             -
10.S    Revolving Credit Agreement dated as of May 20,
        1994 among Wyman-Gordon Receivables Corporation,
        the Financial Institutions Parties Hereto and
        Shawmut Bank N.A. as Issuing Bank, as Facility
        Agent and as Collateral Agent - incorporated by
        reference to the Company's Report on Form 8-K
        dated May 26, 1994.                                 -
10.T    Receivables Purchase and Sale Agreement dated
        as of May 20, 1994 among Wyman-Gordon Company,
        Wyman-Gordon Investment Castings, Inc. and
        Precision Founders Inc. as the Sellers, Wyman-
        Gordon Company as the Servicer and Wyman-Gordon
        Receivables Corporation as the Purchaser -
        incorporated by reference to the Company's
        Report on Form 8-K dated May 26, 1994.              -
10.U    Performance Share Agreement under the Wyman-
        Gordon Company Long-term Incentive Plan between
        the Company and David P. Gruber dated as of
        May 24, 1994 - incorporated by reference to
        the Company's Report on Form 8-K dated May 26,
        1994.                                               -
10.V    Long-term Incentive Plan dated July 19, 1995
        incorporated by reference to Appendix A of the
        Company's "Proxy Statement for Annual Meeting
        of Stockholders" on October 18, 1995.               -
10.W    Wyman-Gordon Company Non-Employee Director
        Stock Option Plan dated January 18, 1995 -
        incorporated by reference to Appendix C of
        the Company's "Proxy Statement for Annual
        Meeting of Stockholders" on October 18, 1995.       -
10.X    Wyman-Gordon Company Long-term Incentive Plan
        dated January 15, 1997 - incorporated by
        reference to Appendix A of the Company's
        "Proxy Statement for Annual Meeting to
        Stockholders" to be held on October 15, 1997.       -
10.Y    Colin Stead, Performance Stock Option Agreement
        under the Wyman-Gordon Company Long-term
        Incentive Plan dated July 16, 1996 -
        incorporated by reference to Exhibit 10.AI
        of the Company's Report on Form 10-K dated
        May 31, 1998.                                       -
10.Z    Colin Stead, Performance Share Agreement under
        the Wyman-Gordon Company Long-term Incentive
        Plan dated July 16, 1996 - incorporated by
        reference to Exhibit 10.AJ of the Company's
        Report on Form 10-K dated May 31, 1998.             -

EXHIBIT                   DESCRIPTION                     PAGE
10.AA   Agreement and Plan of Merger, dated
        May 17, 1999, by and among Precision
        Castparts Corp., WGC Acquisition Corp.
        and Wyman-Gordon Company (incorporated
        herein by reference to Exhibit 3 to the
        Company's Solicitation/Recommendation
        Statement on Schedule 14D-9, dated
        May 21, 1999 (File No. 005-10796)).                  -
10.AB   Form of Executive Severance Agreement.
        Wyman-Gordon Company has entered into
        such agreements with the following of
        its officers: David P. Gruber, J. Douglas
        Whelan, Sanjay N. Shah, J. Stewart Smith,
        Colin Stead, Wallace F. Whitney, Jr.,
        Frank J. Zugel, William T. McGovern and
        David J. Sulzbach (incorporated
        herein by reference to Exhibit 4 to the
        Company's Solicitation/Recommendation
        Statement on Schedule 14D-9, dated
        May 21, 1999 (File No. 005-10796)).                  -
10.AC   Form of Amendment to Severance Agreement.
        Wyman-Gordon Company has entered into
        such agreements with the following of
        its officers: David P. Gruber, J. Douglas
        Whelan, Sanjay N. Shah, J. Stewart Smith,
        Colin Stead, Wallace F. Whitney, Jr.,
        Frank J. Zugel and William T. McGovern
        (incorporated herein by reference to
        Exhibit 5 to the Company's Solicitation/
        Recommendation Statement on Schedule 14D-9,
        dated May 21, 1999 (File No. 005-10796)).            -
21      List of Subsidiaries                               E-1
23      Consent of Ernst & Young LLP                       102
27      Financial Data Schedule                            E-2

     (b) Reports on Form 8-K

     On August 11, 1998, the Company filed a Form 8-K with the Commission to report that it and Titanium Metals Corporation completed a transaction in which the parties have combined their respective titanium castings businesses into a jointly-owned venture.

     On October 29, 1999, the Company filed a Form 8-K with the
Commission to report the adoption of (i) certain amendments to the Company's By-laws and (ii) a Shareholder Rights Agreement.

     On April 4, 1999, the Company filed a Form 8-K with the
Commission to report the resignation of Edward J. Davis, the Company's Vice President, Chief Financial Officer and Treasurer.

     On April 9, 1999, the Company filed a Form 8-K with the
Commission to report a pre-tax charge of $13.8 million relating to the settlement of claims associated with a previously reported industrial accident that occurred on December 22, 1996.

EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Form S-8, File Numbers 2-56547, 2-75980, 33-26980, 33-48068 and 33-64503) pertaining to the Wyman-Gordon Company Executive Long-Term Incentive Program (1975) -- Amendment No. 6, the Wyman-Gordon Company Stock Purchase Plan, the Wyman-Gordon Company Savings/Investment Plan, the Wyman-Gordon Company Long-Term Incentive Plan and the Wyman-Gordon Company Employee Stock Purchase Plan; and the Registration Statements (Form S-3, File Numbers 33-63459 and 333-32149) of Wyman-Gordon Company and in the related Prospectuses of our report dated June 23, 1999, with respect to the consolidated financial statements of Wyman-Gordon Company and subsidiaries included in this Annual Report (Form 10-K) for the year ended May 31, 1999.

                                   /S/ ERNST & YOUNG LLP


Boston, Massachusetts
August 26, 1999

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Wyman-Gordon Company
                                   (REGISTRANT)

                                   By:   /S/ DAVID J. SULZBACH
                                         David J. Sulzbach
                                         Vice President, Finance
                                         and Corporate Controller
                                         and Principal Accounting
                                         Officer

                                   Date: August 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                 TITLE                   DATE
/S/ DAVID P. GRUBER       Chairman of the Board   August 27, 1999
    David P. Gruber       of Directors and Chief
                          Executive Officer

/S/ J. DOUGLAS WHELAN     President and Chief     August 27, 1999
    J. Douglas Whelan     Operating Officer

/S/ DAVID J. SULZBACH     Vice President,         August 27, 1999
    David J. Sulzbach     Finance and Corporate
                          Controller and
                          Principal Accounting
                          Officer

/S/ E. PAUL CASEY         Director                August 27, 1999
    E. Paul Casey

/S/ WARNER S. FLETCHER    Director                August 27, 1999
    Warner E. Fletcher

/S/ ROBERT G. FOSTER      Director                August 27, 1999
    Robert G. Foster

/S/ CHARLES W. GRIGG      Director                August 27, 1999
    Charles W. Grigg

/S/ M HOWARD JACOBSON     Director                August 27, 1999
    M Howard Jacobson

      SIGNATURE                 TITLE                   DATE
/S/ ROBERT L. LEIBENSPERGER   Director            August 27, 1999
    Robert L. Leibensperger

/S/ ANDREW E. LIETZ           Director            August 27, 1999
    Andrew E. Lietz

/S/ DAVID A. WHITE, JR.       Director            August 27, 1999
    David A. White, Jr.