Form 10-Q
period 1999-08-31
WYMAN GORDON CO
filed 1999-10-15
CIK 108703

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    OUTSTANDING AT
        CLASS                       OCTOBER 2, 1999
  Common Stock, $1 Par Value          36,103,428

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                                           THREE MONTHS ENDED
                                        AUGUST 31,     AUGUST 31,
                                           1999           1998
                            (000's omitted, except per share data)
Revenue                                 $176,495       $189,664

Less:
  Cost of goods sold                     147,767        161,067
  Selling, general and
    administrative expenses               11,976         13,480
  Other charges(credits)                  (1,200)        (5,000)
                                         158,543        169,547

Income from operations                    17,952         20,117

Other deductions:
  Interest expense                         3,599          3,529
  Miscellaneous, net                         305            256
                                           3,904          3,785

Income before income taxes                14,048         16,332
Provision for income taxes                 5,057          4,480

Net income                              $  8,991       $ 11,852

Net income per share:

  Basic                                 $    .25       $    .32
  Diluted                               $    .25       $    .32

Shares used to compute
 net income per share:

  Basic                                   35,911         36,542
  Diluted                                 36,557         37,207







     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                           AUGUST 31,    MAY 31,
                                              1999        1999
                                           (Unaudited)
                                               (000's omitted)
ASSETS

  Cash and cash equivalents                $ 74,855     $ 73,867
  Accounts receivable                       156,112      156,042
  Inventories                                95,118       97,603
  Prepaid expenses                            4,386        6,768
  Deferred income taxes                       6,400        6,400
     Total current assets                   336,871      340,680

  Property, plant and equipment, net        213,629      214,604
  Intangible and other assets                30,521       26,426
     Total assets                          $581,021     $581,710

LIABILITIES

  Borrowings due within one year           $    968     $    965
  Accounts payable                           46,904       52,561
  Accrued liabilities and other              51,338       57,127
     Total current liabilities               99,210      110,653

  Restructuring, integration, disposal
   and environmental                         15,279       15,444
  Long-term debt                            164,315      164,338
  Pension liability                           1,605        1,771
  Deferred income tax and other              13,890       13,857
  Postretirement benefits                    41,352       41,885
     Total liabilities                      335,651      347,948

STOCKHOLDERS' EQUITY

  Preferred stock - none issued                   -            -
  Common stock issued - 37,052,720 shares    37,053       37,053
  Capital in excess of par value             26,467       27,360
  Retained earnings                         194,866      185,875
  Accumulated other comprehensive income      1,264        1,267
  Less treasury stock at cost
     August 31, 1999 - 950,292 shares
     May 31, 1999 - 1,417,737 shares        (14,280)     (17,793)
     Total stockholders' equity             245,370      233,762
     Total liabilities and stockholders'
       equity                              $581,021     $581,710


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                    WYMAN-GORDON COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                             THREE MONTHS ENDED
                                         AUGUST 31,    AUGUST 31,
                                            1999          1998
                                              (000's omitted)
OPERATING ACTIVITIES:
  Net income                              $  8,991     $ 11,852
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           7,353        6,799
     Gain on sale of operating assets            -       (5,000)
  Changes in assets and liabilities:
     Accounts receivable                       (70)        (471)
     Inventories                             2,485      (12,861)
     Prepaid expenses and other assets      (1,892)      (3,561)
     Accrued restructuring, integration
       disposal and environmental           (4,050)          37
     Income and other taxes payable          5,194        3,542
     Accounts payable and accrued
       other liabilities                   (13,254)      10,292
       Net cash provided (used) by
         operating activities                4,757       10,629

INVESTING ACTIVITIES:
  Capital expenditures                      (6,403)     (12,573)
  Proceeds from sale of fixed assets           159        5,283
  Other, net                                  (124)        (215)
       Net cash provided (used) by
         investing activities               (6,368)      (7,505)

FINANCING ACTIVITIES:
  Payment to Cooper Industries, Inc.             -       (2,300)
  Repayments of debt                           (21)           -
  Net proceeds from issuance of
    common stock                             2,620          946
       Net cash provided (used) by
         financing activities                2,599       (1,354)

Increase (decrease) in cash                    988        1,770
Cash, beginning of year                     73,867       64,561
Cash, end of period                       $ 74,855     $ 66,331


     The accompanying notes to the interim consolidated condensed financial statements are an integral part of these financial statements.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1999
                                (Unaudited)



NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at August 31, 1999 and its results of operations and cash flows for the three months ended August 31, 1999 and August 31, 1998. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Securities and Exchange Commission Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its May 31, 1999 Annual Report on Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at May 31, 1999 and 1998 and its results of operations and cash flows for the years ended May 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles. Where appropriate, prior period amounts have been reclassified to permit comparison.


NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is not expected to have material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard as required in fiscal 2002.

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1999
                                (Unaudited)


NOTE C - INVENTORIES

Inventories consisted of:

                            AUGUST 31, 1999     MAY 31, 1999
                                      (000's omitted)
     Raw material              $ 35,897            $ 36,849
     Work-in-process             62,084              65,654
     Other                        3,970               3,204
                                101,951             105,707
     Less progress payments       6,833               8,104
                               $ 95,118            $ 97,603

     If all inventories valued at LIFO cost had been valued at the lower of first-in, first-out (FIFO) cost or market, which approximates current replacement cost, inventories would have been $16,446,000 higher than reported at August 31, 1999 and May 31, 1999.

     There were no LIFO inventory credits or charges to cost of goods sold in the three months ended August 31, 1999 or August
31, 1998.

NOTE D - NET INCOME PER SHARE

     There were no adjustments required to be made to net income
(loss) for purposes of computing basic and diluted net income per share. A reconciliation of the average number of common shares outstanding used in the calculation of basic and diluted net income per share is as follows:

                                      THREE MONTHS ENDED
                                   AUGUST 31,     AUGUST 31,
                                      1999           1998
Shares used to compute
  basic net income per
  share                            35,911,474     36,542,318

Dilutive effect of
  stock options                       645,507        664,735

Shares used to compute
  diluted net income
  per share                        36,556,981     37,207,053

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1999
                                (Unaudited)


NOTE E - SEGMENT INFORMATION

     The following table summarizes segment information by markets served:

                                         THREE MONTHS ENDED
                                      AUGUST 31,     AUGUST 31,
                                            1999           1998
Net sales
  Aerospace products                    $145,645       $152,951
  Energy products                         25,735         29,574
  Other products                           5,115          7,139
    Consolidated net sales              $176,495       $189,664
EBITDA(1)
  Aerospace products                    $ 23,016       $ 19,200
  Energy products                          2,237          3,066
  Other products                             491          1,261
  Corporate                               (1,944)        (1,867)
    Total EBITDA                          23,800         21,660
  Depreciation and Amortization            7,353          6,799
  Other charges (credit)                  (1,200)        (5,000)
  Interest expense                         3,599          3,529
    Income before income taxes          $ 14,048       $ 16,332

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

     The Company's management uses Revenues and EBITDA by business market as its primary information for decision-making purposes. The Company's revenues are predominantly generated in the Aerospace market segment. All plants with the exception of the Buffalo, New York facility, which has approximately $23,000,000 of total assets and generates most of its revenues from the Energy market segment, generate the majority of their revenues from the Aerospace market. Certain plants manufacture products for all segments; however, due to the significance of the Aerospace market segment (82% of revenues), assets of the

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1999
                                (Unaudited)

NOTE E - SEGMENT INFORMATION, Continued

Company are not managed by business markets but are managed on a plant-by-plant basis. Because the Company does not prepare and management does not use asset information by the segments identified, assets by segments are not presented in these financial statements.

NOTE F - COMMITMENTS AND CONTINGENCIES

     At August 31, 1999, certain lawsuits arising in the normal course of business were pending. In the opinion of management, the outcome of these legal matters will not have a material adverse effect on the Company's financial position and results of operations.

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

     The Company had foreign exchange contracts totaling approximately $12,541,000 at August 31, 1999. These contracts hedge certain normal operating purchase and sales transactions. The foreign exchange contracts generally mature within six months and require the Company to exchange U.K. pounds for non-U.K. currencies or non-U.K. currencies for U.K. pounds. Transaction gains and losses included in the Consolidated Condensed Statements of Income for the three months ended August 31, 1999 and August 31, 1998 were not material.

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

                   WYMAN-GORDON COMPANY AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              August 31, 1999
                                (Unaudited)


NOTE G - OTHER CHARGES (CREDITS)

     In the three months ended August 31, 1999, the Company recorded other credits of $1,200,000 for the recovery of costs associated with the Houston industrial accident.

     In the three months ended August 31, 1998, the Company recorded other credits of $5,000,000 resulting from the sale of the operating assets of the Company's Millbury, Massachusetts vacuum remelting facility which produced titanium ingots for further processing into finished forgings to Titanium Metals Corporation "TIMET".

NOTE H - PENDING MERGER

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

     For further discussion identifying important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the Company's SEC filings, in particular see the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 Part I, Item 1 - "Business - The Company," "Customers," "Marketing and Sales," "Backlog," "Raw Materials," "Energy Usage," "Employees," "Competition," "Environmental Regulations," "Product Liability Exposure" and "Legal Proceedings".

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS

     The principal markets served by the Company are aerospace and energy. Revenue by market for the respective periods was as follows:

                                   THREE MONTHS ENDED
                         AUGUST 31, 1999     AUGUST 31, 1998
                                     (000's omitted)
                                    % OF                % OF
                         AMOUNT     TOTAL    AMOUNT     TOTAL
Aerospace                $145,645    82%     $152,951    81%
Energy                     25,735    15%       29,574    15%
Other                       5,115     3%        7,139     4%
                         $176,495   100%     $189,664   100%


RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1999 ("first quarter of fiscal year 2000") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1998 ("first quarter of fiscal year 1999")

     CONSOLIDATED RESULTS OF OPERATIONS

     Total revenues in the first quarter of fiscal year 2000 decreased by $13.2 million, or 6.9%, to $176.5 million compared to $189.7 million in the first quarter of fiscal year 1999. EBITDA improved to $23.8 million, or 13.5% of revenues compared to $21.7 million, or 11.4% of revenues in the first quarter of fiscal year 1999. The decline in revenues while maintaining EBITDA and gross margins consistent with those of fiscal year 1999 is in line with the Company's previous announcements.

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

     Net income was $9.0 million, or $.25 per share (diluted), for the quarter, compared to $11.9 million, or $.32 per share (diluted) for the first quarter of fiscal year 1999. During the first quarter of fiscal year 2000, the Company recorded other credits of $1.2 million for the recovery of costs associated with the Houston industrial accident. During the first quarter of

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1999 ("first quarter of fiscal year 2000") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1998 ("first quarter of fiscal year 1999"), Continued

     CONSOLIDATED RESULTS OF OPERATIONS, Continued

fiscal year 1999, the Company recorded a $5.0 million credit associated with the sale of operating assets from its Millbury, Massachusetts facility to TIMET and a $1.4 million tax benefit related to expected realization of certain tax assets. Notwithstanding these items, net income for the first quarter of fiscal year 2000 and the first quarter of fiscal year 1999 would have been $8.2 million, or $.23 per share (diluted) and $7.3 million, or $.20 per share (diluted), respectively.

     Selling, general and administrative expenses decreased 11.2% to $12.0 million during the first quarter of fiscal year 2000 from $13.5 million during the first quarter of fiscal year 1999. Selling, general and administrative expenses as a percentage of revenues improved to 6.8% in first quarter of fiscal year 2000 from 7.1% in the first quarter of fiscal year 1999. Selling, general and administrative expenses benefited from a $2.4 million credit associated with the demutualization of one of the Company's insurance carriers in which the Company holds certain life insurance policies. This benefit was offset by a charge of $1.2 million relating to the maturation of restricted stock and $1.4 million associated with incentive accruals. Excluding these items noted above, selling, general and administrative expenses would have been $11.8 million, or 6.7% of revenues.

     During the first quarter of fiscal year 2000, the Company provided $5.1 million, representing a 36% effective tax rate, for income taxes. The Company recorded a provision for income taxes of $4.5 million in the first quarter of fiscal year 1999. The provision was recorded net of a $1.4 million tax benefit related to reduction in the tax asset reserve for the capital loss related to the Company's investment in an Australian joint venture.

     The Company's backlog decreased to $644.3 million as of the end of the first quarter of fiscal year 2000 from $1,000.9 million as of the end of the first quarter of fiscal year 1999 and $734.8 million at May 31, 1999. This decrease resulted from the following factors:

     1. Reduction in build rates of the Company's engine and airframe customers due to a downturn in the commercial aircraft cycle,

     2. Inventory reduction programs initiated by certain major customers, and

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1999 ("first quarter of fiscal year 2000") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1998 ("first quarter of fiscal year 1999"), Continued


     CONSOLIDATED RESULTS OF OPERATIONS, Continued

     3. A decrease in overdue orders to customer delivery dates as a result of increased capacity from recommissioning of major presses coupled with reduced bookings.

     Of the Company's total current backlog, $492.6 million is shippable in the next twelve months. The Company believes that it will be able to fulfill those twelve-month requirements.


     FINANCIAL RESULTS BY SEGMENT

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

     The Aerospace Market segment reported first quarter fiscal year 2000 revenues of $145.6 million and EBITDA of $23.0 million. Revenues for the first quarter of fiscal year 2000 decreased by 4.8% compared to first quarter of fiscal year 1999 revenues of $153.0 million, however, EBITDA as a percentage of revenues improved to 19.9% in first quarter of fiscal year 2000 from 12.6% in the first quarter of fiscal year 1999. The decrease in aerospace market revenues is a result of the downturn in the commercial aircraft cycle. The significant improvement in EBITDA is a result of continuous cost reduction initiatives and shipment of a more favorable product mix compared to the first quarter of fiscal year 1999. Also, the first quarter of fiscal year 1999 EBITDA was negatively impacted by inefficiencies associated with bringing the 29,000 ton press back on-line in the Company's Houston, TX facility.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 1999 ("first quarter of fiscal year 2000") COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1998 ("first quarter of fiscal year 1999"), Continued

     ENERGY MARKET

     The Company is a major supplier of products used in nuclear and fossil-fueled commercial power plants, co-generation projects and retrofit and life extension applications as well as in the oil and gas industry. Products produced within the energy product segment include extruded seamless thick wall pipe, connectors and valves. The Company produces rotating components, such as discs and spacers, and valve components for land-based steam turbine and gas turbine generators.

     Revenues for the Energy Market segment totaled $25.7 million for the first quarter of fiscal year 2000, as compared to $29.6 million in the first quarter of fiscal year 1999, a decrease of $3.8 million, or 13.0%. The segment's EBITDA saw some deterioration, falling to $2.2 million, or 8.7% of revenues for the first quarter of fiscal year 2000 from $3.1 million, or 10.4% of revenues in the first quarter of fiscal year 1999. The Energy Market segment continues to experience the lack of demand for oil exploration worldwide, which has dramatically affected sales of oil and gas products both domestically and internationally.

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

     The Other Market segment revenues decreased to $5.1 million in the first quarter of fiscal year 2000 compared to $7.1 million in first quarter of fiscal year 1999, a decrease of $2.0 million, or 28.4%. EBITDA dropped to $0.5 million, or 9.8% of revenues compared to $1.3 million, or 17.7% of revenues. The decrease in revenues and EBITDA was largely due to reduced sales of ordnance products and associated margins.

LIQUIDITY AND CAPITAL RESOURCES

     The $1.0 million increase in the Company's cash to $74.9 million at August 31, 1999 from $73.9 million at May 31, 1999 resulted primarily from cash provided by operating activities of $4.8 million, issuance of common stock of $2.6 million in connection with employee compensation and benefit plans and $0.2 million of proceeds from the sale of fixed assets, offset by capital expenditures of $6.4 million and $0.2 million used for other, net investing and financing activities.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued

     The $7.7 million increase in the Company's working capital to $237.7 million at August 31, 1999 from $230.0 million at May
31, 1999 resulted primarily from (in millions):

Increase in:
  Cash and cash equivalents                  $ 1.0
  Accounts receivable                          0.1
Decrease in:
  Inventories                                 (2.5)
  Prepaid expenses                            (2.4)
  Accounts payable                             5.7
  Accrued liabilities and other                5.8
     Increase in working capital             $ 7.7

     Earnings before interest, taxes, depreciation, amortization and other charges (credits) ("EBITDA") increased $2.1 million to $23.8 million in the first three months of fiscal year 2000 from $21.7 million in the first three months of fiscal year 1999. The increase in EBITDA reflects the favorable impact from cost reduction initiatives and a more favorable mix of products shipped, primarily within the Company's aerospace market product lines.

     EBITDA should not be considered a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity, which, in each case is determined in accordance with generally accepted accounting principles. Investors should be aware that EBITDA as shown above may not be comparable to similarly titled measures presented by other companies, and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

     As of May 31, 1999, the Company estimated the remaining cash requirements for the 1997 restructuring to be $2.5 million. Of such amount, the Company expects to spend approximately $2.2 million during fiscal year 2000 and $0.3 million thereafter. In the first three months of fiscal year 2000, spending related to the 1997 restructuring amounted to $1.2 million.

     The Company expects to spend $1.3 million in fiscal year
2000 and $14.2 million thereafter on non-capitalizable environmental activities. In the first three months of fiscal year 2000, $0.2 million was expended for non-capitalizable environmental projects.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES, Continued

     The Company from time to time expends cash on capital expenditures for more cost-effective operations, environmental projects and joint development programs with customers. In the first three months of fiscal year 2000, capital expenditures amounted to $6.4 million and are expected to be approximately $25.0 million in fiscal year 2000.

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

     The Company's revolving receivables-backed credit facility (the "Receivables Financing Program") provides the Company with an aggregate maximum borrowing capacity of $65.0 million (subject to a borrowing base), with a letter of credit sub-limit of $35.0 million. The term of the Receivables Financing Program is five years with a renewal option. As of August 31, 1999, the total availability under the Receivables Financing Program was $65.0 million, there were no borrowings and letters of credit amounting to $9.8 million were outstanding.

     Wyman-Gordon Limited, the Company's subsidiary located in Livingston, Scotland, entered into a credit agreement ("the U.K. Credit Agreement") with Clydesdale Bank PLC ("Clydesdale") effective May 24, 1999. The maximum borrowing capacity under the U.K. Credit Agreement is 2.0 million pounds sterling (approximately $3.2 million) with a separate letter of credit and guarantee limits of 1.0 million pounds sterling (approximately $1.6 million) each. The term of the U.K. Credit Agreement is one year with a renewal option. There were no borrowings outstanding at August 31, 1999. Wyman-Gordon Limited had outstanding 1.1 million pounds sterling (approximately $1.7 million) of letters of credit or guarantees under the U.K. Credit Agreement.

     The primary sources of liquidity available to the Company to fund operations and other future expenditures include available cash ($74.9 million at August 31, 1999), borrowing availability under the Company's Receivables Financing Program, cash generated by operations and reductions in working capital requirements through planned accounts receivable management. The Company believes that it has adequate resources to provide for its operations and the funding of restructuring, capital and environmental expenditures.

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


ACCOUNTING AND TAX MATTERS

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is not expected to have material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard as required in fiscal 2002.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


YEAR 2000, Continued

     The Company's overall Year 2000 project approach and status is as follows:

                                                  ESTIMATED
                                    STATE OF       TIMETABLE
DESCRIPTION OF APPROACH            COMPLETION    FOR COMPLETION
Computer Systems:
  Assess systems for possible
    Year 2000 impact                  100%     Completed
  Modify or replace non-compliant
    systems                            99%     October 31, 1999
  Test systems with system clocks
    set at current date                99%     October 31, 1999
  Test systems off-line with
    system clocks set at various
    Year 2000 related critical
    dates                              99%     October 31,1999
Plant Equipment:
  Computer-dependent plant
    equipment assessment and
    compliance procedures
    performed                          99%     October 31, 1999

     The Company has completed a comprehensive inventory of substantially all computer systems and programs. All hardware required for stand alone testing of systems has been installed in order to perform off-line testing for Year 2000 program compliance. The Company has identified all software supplied by outside vendors that is not Year 2000 compliant. With respect to all such non-compliant software the Company has acquired the most recent release and has completed testing such versions for Year 2000 compliance. All software developed in-house has been reviewed and necessary modifications have been completed.

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

     The Company used both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Year 2000 project is 99% complete and the Company anticipates completing the project by October 31, 1999.

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

     The Company is currently assessing Year 2000 contingency plans. A contingency planning guideline has been established to address departmental requirements to develop plans for responding to the loss or degradation of system or services due to Year 2000 issues. The contingency planning involves the preparation and implementation of alternate work process (such as manual process and/or the use of an alternate compliant business system at another location) in the event of system failure due to Year 2000 noncompliance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

     The Company's subsidiary in Livingston, Scotland enters into foreign exchange contracts to manage risk on transactions conducted in foreign currencies. As discussed in the "Commitments and Contingencies" footnote, the Company had several foreign currency hedges in place at August 31, 1999 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the three months ended August 31, 1999 or August 31, 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK, Continued

INTEREST RATE RISK

     There were no borrowings under the Company's WGRC Revolving Credit Facility or the U.K. Credit Agreement during the three months ended August 31, 1999 or August 31, 1998. As such, if market rates would have averaged 10 percent higher than actual levels during these periods, there would have been no impact to interest expense or net income as reported.


PART II.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     The following exhibits are being filed as part of this Form
     10-Q:

     EXHIBIT NO.              DESCRIPTION
        27      Financial Data Schedule for the Three Months
                Ended August 31, 1999

(b)  Reports on Form 8-K

     NONE

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WYMAN-GORDON COMPANY




Date:  10/15/99          By: /S/ WALLACE F. WHITNEY, JR
                                 Wallace F. Whitney, Jr.
                            Vice President,
                            General Counsel and Clerk




Date:  10/15/99          By: /S/ DAVID J. SULZBACH
                                 David J. Sulzbach
                             Vice President,
                             Finance, Corporate Controller
                             and Principal Accounting Officer